Form 10-Q
period 2004-12-31
COINMACH SERVICE CORP
filed 2005-02-14
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________to _________

     Commission File Number: 001-32359

Coinmach Service Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-0809839

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York	11803

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (516) 349-8555

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.

As of the close of business on February 11, 2005, Coinmach Service Corp. had outstanding 18,911,532 shares of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and outstanding 24,980,445 shares of Class B common stock, par value $.01 per share (the “Class B Common Stock”).

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	December 31, 2004	March 31, 2004[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$56,245	$31,620
Receivables, net	7,118	6,207
Inventories	12,081	11,508
Assets held for sale	2,475	2,560
Prepaid expenses	5,216	5,097
Interest rate swap asset	40	—
Other current assets	1,959	1,974

Total current assets	85,134	58,966
Advance location payments	72,219	73,253
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $310,127 and $253,736	270,935	283,688
Contract rights, net of accumulated amortization of $97,500 and $87,139	313,107	323,152
Goodwill	204,780	204,780
Other assets	20,372	15,669

Total assets	$966,547	$959,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued expenses	$33,721	$28,806
Accrued rental payments	30,087	31,855
Accrued interest	14,657	7,549
Interest rate swap liability	—	3,597
Current portion of long-term debt	5,920	9,149

Total current liabilities	84,385	80,956
Deferred income taxes	65,171	73,775
Long-term debt, less current portion	703,178	708,482
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 74.89 shares issued and outstanding (liquidation preference of $265,914 at March 31, 2004)	—	265,914

Total liabilities	852,734	1,129,127
Stockholders’ equity (deficit):
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 18,911,532 shares issued and outstanding	189	—
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 24,980,445 shares issued and outstanding	250	—
Common stock — $2.50 par value; 76,000 shares authorized; 66,825.83 shares issued and outstanding at March 31, 2004	—	167
Capital in excess of par value	319,049	5,022
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income (loss), net of tax	24	(2,006)
Accumulated deficit	(197,681)	(164,728)
Deferred compensation	(30)	(86)

Total stockholders’ equity (deficit)	113,813	(169,619)

Total liabilities and stockholders’ equity (deficit)	$966,547	$959,508

See accompanying notes.

1	The March 31, 2004 balance sheet has been derived from the audited consolidated financial statements of Coinmach Laundry Corporation as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
REVENUES	$135,627	$135,740	$402,076	$398,208
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	92,270	93,612	274,902	274,182
General and administrative (including stock-based compensation expense of $19, $51, $56 and $153, respectively)	2,502	2,362	7,229	6,950
Depreciation and amortization	19,029	18,207	57,087	54,245
Amortization of advance location payments	4,928	4,952	14,780	15,312
Amortization of intangibles	3,580	3,800	10,840	11,313
Other items, net	—	96	500	96

	122,309	123,029	365,338	362,098

OPERATING INCOME	13,318	12,711	36,738	36,110
INTEREST EXPENSE	14,781	14,424	43,406	43,132
INTEREST EXPENSE – preferred stock	4,862	6,292	18,230	18,324
INTEREST EXPENSE – escrow interest	941	—	941	—
TRANSACTION COSTS	17,135	—	17,135	—

LOSS BEFORE INCOME TAXES	(24,401)	(8,005)	(42,974)	(25,346)
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	160	103	195	253
Deferred	(8,260)	(748)	(10,216)	(2,323)

	(8,100)	(645)	(10,021)	(2,070)

NET LOSS	$(16,301)	$(7,360)	$(32,953)	$(23,276)

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per common share — Class A	$(0.37)	$(0.17)	$(0.75)	$(0.53)

Net loss per common share — Class B	$(0.37)	$(0.17)	$(0.75)	$(0.53)

Weighted average common shares — Class A	18,911,532	18,911,532	18,911,532	18,911,532

Weighted average common shares — Class B	24,980,445	24,980,445	24,980,445	24,980,445

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(UNAUDITED)
(in thousands of dollars)

						Accumulated
						Other			Total
	Class A	Class B		Capital	Carryover	Comprehensive			Stockholders’
	Common	Common	Common	in Excess	Basis	Income (Loss),	Accumulated	Deferred	(Deficit)
	Stock	Stock	Stock	of Par	Adjustment	net of tax	Deficit	Compensation	Equity
Balance at March 31, 2004	$–	$–	$167	$5,022	$(7,988)	$(2,006)	$(164,728)	$(86)	$(169,619)
Issuance of common stock (net of issuance costs of $12,468)	189	–	–	129,180	–	–	–	–	129,369
Exchange of preferred and common stock for Class B Common Sock	–	250	(167)	184,847	–	–	–	–	184,930
Comprehensive loss:
Net loss	–	–	–	–	–	–	(32,953)	–	(32,953)
Gain on derivative instruments	–	–	–	–	–	2,030	–	–	2,030

Total comprehensive loss									(30,923)
Stock-based compensation	–	–	–	–	–	–	–	56	56

Balance at December 31, 2004	$189	$250	$–	$319,049	$(7,988)	$24	$(197,681)	$(30)	$113,813

     See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	December 31, 2004	December 31, 2003
OPERATING ACTIVITIES:
Net loss	$(32,953)	$(23,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,087	54,245
Amortization of advance location payments	14,780	15,312
Amortization of intangibles	10,840	11,313
Deferred income taxes	(10,216)	(2,323)
Preferred stock interest expense	18,230	18,324
Premium on redemption of 9% senior notes	11,295	—
Write-off of deferred financing costs	3,475	—
Amortization of deferred issue costs	1,795	1,810
Gain on sale of investment and equipment	(472)	(1,836)
Stock based compensation	56	153
Change in operating assets and liabilities, net of businesses acquired:
Other assets	470	(897)
Receivables, net	(911)	3,888
Inventories and prepaid expenses	(573)	2,251
Accounts payable and accrued expenses, net	3,104	(7,376)
Accrued interest	7,108	9,639

Net cash provided by operating activities	83,115	81,227

INVESTING ACTIVITIES:
Additions to property and equipment	(41,019)	(50,505)
Advance location payments to location owners	(13,250)	(16,029)
Acquisition of net assets related to acquisitions of businesses	(613)	(3,423)
Proceeds from sale of investment	277	1,022
Proceeds from sale of property and equipment	653	334

Net cash used in investing activities	(53,952)	(68,601)

FINANCING ACTIVITIES:
Proceeds from issuance of IDSs	257,983	—
Proceeds from issuance of third party senior secured notes	20,000	—
Redemption of preferred stock	(99,208)	—
Proceeds from credit facility	—	8,200
Repayments under credit facility	(19,830)	(8,200)
Redemption of 9 % Senior Notes	(125,500)	—
Payment of premium on 9 % Senior Notes	(11,295)	—
IDS and third party senior secured notes issuance costs	(23,597)	—
Principal payments on capitalized lease obligations	(3,249)	(3,093)
Borrowings from bank and other borrowings	159	548
Receivables from shareholders	(1)	2

Net cash used in financing activities	(4,538)	(2,543)

Net increase in cash and cash equivalents	24,625	10,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,620	27,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,245	$37,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$35,608	$31,722

Income taxes paid	$199	$364

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$3,770	$3,842

     See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements of Coinmach Service Corp., a Delaware corporation (“CSC”), include the accounts of all of its subsidiaries. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC (“Holdings”). Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the “Company”, “we”, “our” shall mean Coinmach Service Corp. and its subsidiaries.

     CSC had no operating activity from the date of its incorporation through November 24, 2004. Holdings and its other subsidiaries agreed to fund CSC’s ongoing operations through the date of its initial public offering of Income Deposit Securities (“IDSs”). The Board of Directors of CSC authorized the filing of a registration statement on Form S-1 with the Securities and Exchange Commission for the offering of IDSs (each IDS consisting of one share of Class A Common Stock, par value $0.01 per share, and an 11% senior secured note due 2024 in a principal amount of $6.14) and a contemporaneous offering of 11% senior secured notes due 2024 (together with the 11% senior secured notes underlying IDSs, the “11% senior secured notes”) separate and apart from the IDSs. Immediately following the offering and certain corporate reorganization transactions, Coinmach Laundry Corporation (“Coinmach Laundry”), a wholly owned subsidiary of Holdings, became a direct wholly owned subsidiary of CSC.

     The offerings and related transactions and use of proceeds therefrom are referred to herein collectively as the “IDS Transactions”. The corporate reorganization transactions were recorded by CSC at carryover basis. Accordingly, the accompanying financial statements include the accounts of Coinmach Laundry and its subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported. All significant intercompany accounts and transactions have been eliminated.

     Coinmach Laundry and its wholly owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating 162 retail laundromats located throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by the Company and Coinmach Corporation (“Coinmach”), a wholly-owned subsidiary of Coinmach Laundry, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of Coinmach, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, through its wholly-owned subsidiary American Laundry Franchising Corp. (“ALFC”), builds and develops laundromat facilities for sale as franchise locations.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

1. Basis of Presentation (continued)

     At December 31, 2004, the Company owned and operated approximately 875,000 laundry machines in approximately 80,000 locations throughout North America.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates.

     The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s registration statement (the “Registration Statement”) on Form S-1 (No. 333-114421), including the Prospectus contained therein, dated November 19, 2004. Certain amounts in the financial statements have been reclassified for presentation purposes.

     During November 2004 and December 2004, CSC completed its initial public offering of 18,911,532 IDSs (578,199 of which were issued in connection with the exercise of an over-allotment option on December 21, 2004 granted to the underwriters in such offering) at an offering price of $13.64 per IDS (which included 18,911,532 underlying shares of Class A Common Stock and approximately $116.1 million aggregate principal amount of underlying 11% senior secured notes) and a concurrent offering of $20 million of 11% senior secured notes which were sold separate and apart from the IDSs. Immediately following the offerings and certain related corporate reorganization transactions, Holdings exchanged its remaining Coinmach Laundry capital stock and all of its shares of common stock of AWA to CSC for 24,980,445 shares of Class B Common Stock. Pursuant to these transactions, Class B Common Stock of CSC became controlled by Holdings.

     Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% senior secured notes were allocated to the shares of Class A common stock and the underlying 11% senior secured notes based on their respective relative fair values. The price paid for the IDSs was equivalent to the fair value of $7.50 per Class A Common Stock and $6.14 in a principal amount of a 11% senior secured note due 2024 underlying the IDS, and the fair value of the separate notes was equivalent to their face value.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

1. Basis of Presentation (continued)

     Pursuant to CSC certificate of incorporation, (i) on all matters for which a vote of CSC stockholders is required, each holder of shares of Class A Common Stock is entitled to one vote per share and (ii) only Class A common stockholders may vote, as a single class, to amend provisions of our certificate of incorporation in a manner that adversely affects voting and dividend rights which are exclusive to the Class A Common Stock and does not adversely affect the voting, dividend or redemption rights of the Class B Common Stock, and any such amendment will require the affirmative vote of the holders of a majority of such class.

     In addition, on all matters for which a vote of CSC stockholders is required, each holder of Class B Common Stock is initially entitled to two votes per share. However, if at any time Holdings and the permitted transferees collectively own less than 25% in the aggregate of our then outstanding shares of Class A Common Stock and Class B Common Stock (subject to adjustment in the event of any split, reclassification, combination or similar adjustments in shares of CSC common stock), at such time, and at all times thereafter, all holders of Class B Common Stock shall only be entitled to one vote per share on all matters for which a vote of CSC stockholders is required. The dividend and redemption rights of Class B common stockholders and their exclusive right to vote on the amendment of certain provisions of our certificate of incorporation would not be affected by such event. Only the Class B stockholders may vote, as a single class, to amend provisions of our certificate of incorporation relating to (i) an increase or decrease in the number of authorized shares of Class B Common Stock or (ii) changes that affect voting, dividend or redemption rights which are exclusive to the Class B Common Stock and do not adversely affect the dividend or voting rights of the Class A Common Stock. Any such amendment will require the affirmative vote of the holders of a majority of all the outstanding shares of Class B Common Stock.

     Payment of dividends on all classes of CSC common stock will not be cumulative. Therefore, prior to paying any dividend on our Class A Common Stock or Class B Common Stock, CSC will not be required to first pay any previously declared but not paid dividend on the Class A Common Stock or any previously declared but not paid dividend on the Class B Common Stock.

     CSC intends to pay dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter, except for such dividends payable on March 1, 2005, which will be payable for the period from November 24, 2004 (the closing of the offering) to December 31, 2004. CSC also intends to pay dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year, subject to certain limitations and exceptions with respect to such dividends, if any, payable on March 1, 2005 and June 1, 2006. The payment of dividends by CSC on its common stock is subject to the sole discretion of the Board of Directors of CSC, various limitations imposed by the debt agreements of CSC and Coinmach, and applicable law.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

1. Basis of Presentation (continued)

     Interest on the 11% senior secured notes accrues at the rate of 11% per annum and is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, commencing on March 1, 2005 (which payment will constitute interest accrued from November 24, 2004 through December 31, 2004), to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.

     Proceeds from the offerings and related transactions, after approximately $14.3 million in underwriting discounts and commissions, were approximately $263.7 million. The net proceeds were, in part, used to (i) redeem a portion of the 9% senior notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility and (iii) redeem approximately $91.8 million of Coinmach Laundry’s outstanding Class A preferred stock (representing all of its outstanding Class A preferred stock) and approximately $7.4 million of Coinmach Laundry’s outstanding Class B preferred stock (representing a portion of the then outstanding Class B preferred stock).

     As a result of the IDS transactions, the Company incurred approximately $23.6 million in issuance costs including underwriting discounts and commissions, of which approximately $12.5 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.1 million related to the 11% senior secured notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024. In addition to the issuance costs, the Company paid approximately $11.3 million of a redemption premium on the portion of 9% senior notes redeemed and approximately $2.4 million to amend the Senior Secured Credit Facility. The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

2. Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	March 31,
	2004	2004
Laundry equipment	$8,728	$7,973
Machine repair parts	3,353	3,535

	$12,081	$11,508

3. Goodwill and Contract Rights

     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 required an initial impairment assessment upon adoption on April 1, 2002, as well as an annual assessment thereafter. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at December 31, 2004 is as follows (in thousands):

Route	$195,026
Rental	6,837
Distribution	2,917

$204,780

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

3. Goodwill and Contract Rights (continued)

     The Company performed its annual assessment of goodwill as of January 1, 2004 and determined that no impairment existed. The annual impairment test for the 2005 fiscal year will be completed by the Company’s fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.

     Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, are amortized using accelerated methods over periods ranging from 30-35 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business.

     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2005 (remainder of year)	$3.5
2006	13.5
2007	13.2
2008	12.9
2009	12.6

     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144”) “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company has twenty-eight geographic regions to which contract rights have been allocated. Although the Company has contracts at every location/property, and we analyze revenue and certain direct costs on a contract-by-contract basis, the Company does not allocate common region costs and servicing costs to each contract. Accordingly, such regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

4. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2004	2004
9% Senior Notes due 2010	$324,500	$450,000
Credit facility indebtedness	240,507	260,337
IDS 11% senior secured notes	116,117	—
Third party 11% senior secured notes	20,000	—
Obligations under capital leases	7,283	6,762
Other long-term debt with varying terms and maturities	691	532

	709,098	717,631
Less current portion	5,920	9,149

	$703,178	$708,482

     On January 25, 2002, Coinmach issued $450 million of 9% senior notes due 2010 (the “9% senior notes”) and entered into a $355 million senior secured credit facility (as amended, the “Senior Secured Credit Facility”) comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The revolving credit portion of the Senior Secured Credit Facility provides up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of the Company’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. In addition, Coinmach Laundry and Coinmach pledged to the Collateral Agent under the Senior Secured Credit Facility their interests in all of the issued and outstanding shares of capital stock of their respective domestic subsidiaries.

     Transaction costs related to the IDS Transactions on the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2004 represent (1) the $11.3 million redemption premium on the portion of 9% senior notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% senior notes redeemed and term loans repaid aggregating approximately $3.5 million and (3) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.4 million.

     As a condition to the consummation of the initial public offering, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 with the requisite lenders and agents thereunder to permit consummation of the IDS Transactions.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

4. Long-Term Debt (continued)

     At December 31, 2004, the Company had outstanding debt consisting of (a) approximately $324.5 million of 9% senior notes, (b) approximately $240.5 million of term loans with interest rates ranging from 5.31% to 5.44%, (c) approximately $116.1 million of 11% senior secured notes underlying IDSs and (d) $20.0 million of 11% senior secured notes not underlying IDSs. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. The 11% senior secured notes are due on December 1, 2024. As of December 31, 2004, the Company had no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at December 31, 2004 were approximately $6.4 million.

     The 11% senior secured notes are senior secured obligations of the Company and are redeemable, at the Company’s option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% senior secured notes plus accrued and unpaid interest thereon. The 11% senior secured notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of the Company’s existing and future assets, including the common stock of AWA, the capital stock of Coinmach Laundry and the intercompany note and related guaranty. The 11% senior secured notes are guaranteed on a senior secured basis by Coinmach Laundry.

     The indenture governing the 11% senior secured notes contains a number of restrictive covenants and agreements applicable to us and the Company’s restricted subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the Company’s capital stock, the purchase, redemption or other acquisition of any of the Company’s capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; (ix) limitations on exercising Class B Common Stock redemption rights and consummating purchases of Class B Common Stock upon exercise of sales rights by holders; and (x) limitation on consolidations, mergers and sales of substantially all of the Company’s assets.

     In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% senior notes and the Senior Secured Credit Facility limit in certain

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

respects the ability of Coinmach to pay dividends. At December 31, 2004, the Company was in compliance with the covenants under the indenture governing the 11% senior secured notes and with the covenants under the indenture governing the 9% senior notes and the Senior Secured Credit Facility.

     On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income in the stockholders’ equity section included in the condensed consolidated balance sheet at December 31, 2004 relating to the interest rate swaps that qualify as cash flow hedges.

5. Guarantor Subsidiaries

     Coinmach Laundry has guaranteed the 11% senior secured notes referred to in Note 4. The Company has not included separate financial statements of Coinmach Laundry because Coinmach Laundry is wholly-owned by the Company, its guarantee is full and unconditional and no other subsidiary of CSC guarantees the 11% senior secured notes. Accordingly, CSC’s financial statements include, in a footnote, condensed consolidating financial information for CSC, Coinmach Laundry and CSC’s other indirect subsidiaries. In addition, Coinmach’s domestic subsidiaries have guaranteed Coinmach’s 9% senior notes and Senior Secured Credit Facility also referred to in Note 4.

     Condensed consolidating financial information for the Company and Coinmach Laundry is as follows (in thousands):

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

Condensed Consolidating Balance Sheets

	December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	and	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$1,895	$—	$84,144	$(905)	$85,134
Advance location payments	—	—	72,219	—	72,219
Property, equipment and leasehold improvements, net	—	—	270,935	—	270,935
Intangible assets, net	—	—	517,887	—	517,887
Deferred income taxes	1,274	2,113	—	(3,387)	—
Intercompany loans and advances	191,425	49,580	23,183	(264,188)	—
Investment in subsidiaries	(32,243)	101,154	(26,608)	(42,303)	—
Investment in preferred stock	—	—	18,004	(18,004)	—
Other assets	92,746	206	9,296	(81,876)	20,372

Total assets	$255,097	$153,053	$969,060	$(410,663)	$966,547

Liabilities and Stockholders’ Equity
(Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,062	$—	$76,514	$(1,111)	$78,465
Current portion of long-term debt	—	—	5,920	—	5,920

Total current liabilities	3,062	—	82,434	(1,111)	84,385
Deferred income taxes	—	—	68,558	(3,387)	65,171
Long-term debt, less current portion	136,117	—	590,244	(23,183)	703,178
Loan Payable to Parent	—	—	81,670	(81,670)	—
Due to parent/subsidiary	—	184,936	51,884	(236,820)	—
Preferred stock and dividends payable- AWA	—	—	18,004	(18,004)	—
Total stockholders’ equity (deficit)	115,918	(31,883)	76,266	(46,488)	113,813

Total liabilities and stockholders’ equity (deficit)	$255,097	$153,053	$969,060	$(410,663)	$966,547

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets (continued)

	March 31, 2004
		Coinmach
	Coinmach	Corporation	Adjustments
	Laundry	and	and
	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$—	$58,966	$—	$58,966
Advance location payments	—	73,253	—	73,253
Property, equipment and leasehold improvements, net	—	283,688	—	283,688
Deferred income taxes	1,974	—	(1,974)	—
Intangible assets, net	—	527,932	—	527,932
Intercompany loans and advances	50,036	21,822	(71,858)	—
Investment in subsidiaries	43,757	(27,460)	(16,297)	—
Investment in preferred stock	—	16,777	(16,777)	—
Other assets	528	15,670	(529)	15,669

Total assets	$96,295	$970,648	$(107,435)	$959,508

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$72,336	$(529)	$71,807
Current portion of long-term debt	—	9,149	—	9,149

Total current liabilities	—	81,485	(529)	80,956
Deferred income taxes	—	75,749	(1,974)	73,775
Long-term debt, less current portion	—	730,304	(21,822)	708,482
Preferred stock and dividends payable – Coinmach Laundry	265,914	—	—	265,914
Due to Parent	—	50,036	(50,036)	—
Preferred stock and dividends payable – AWA	—	16,777	(16,777)	—
Total stockholders’ (deficit) equity	(169,619)	16,297	(16,297)	(169,619)

Total liabilities and stockholders’ (deficit) equity	$96,295	$970,648	$(107,435)	$959,508

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$135,627	$—	$135,627
Costs and expenses	111	126	122,072	—	122,309

Operating (loss) income	(111)	(126)	13,555	—	13,318
Transaction costs	—	—	17,135	—	17,135
Interest expense, net	644	4,862	15,078	—	20,584

	(755)	(4,988)	(18,658)	—	(24,401)
Income taxes	(1,274)	(185)	(6,641)	—	(8,100)

	519	(4,803)	(12,017)	—	(16,301)
Equity in loss (income) of subsidiaries	16,820	12,017	(391)	(28,446)	—

	(16,301)	(16,820)	(11,626)	28,446	(16,301)
Dividend income	—	—	(411)	411	—

Net loss	$(16,301)	$(16,820)	$(11,215)	$28,035	$(16,301)

	Three Months Ended December 31, 2003
		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$135,740	$—	$135,740
Costs and expenses	193	122,836	—	123,029

Operating (loss) income	(193)	12,904	—	12,711
Interest expense, net	6,292	14,424	—	20,716

	(6,485)	(1,520)	—	(8,005)
Income taxes	(62)	(583)	—	(645)

	(6,423)	(937)	—	(7,360)
Equity in loss of subsidiaries	937	995	(1,932)	—

	(7,360)	(1,932)	1,932	(7,360)
Dividend income	—	(364)	364	—

Net loss	$(7,360)	$(1,568)	$1,568	$(7,360)

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations (continued)

	Nine Months Ended December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$402,076	$—	$402,076
Costs and expenses	111	376	364,851	—	365,338

Operating (loss) income	(111)	(376)	37,225	—	36,738
Transaction costs	—	—	17,135	—	17,135
Interest expense, net	644	18,230	43,703	—	62,577

	(755)	(18,606)	(23,613)	—	(42,974)
Income taxes	(1,274)	(175)	(8,572)	—	(10,021)

	519	(18,431)	(15,041)	—	(32,953)
Equity in loss of subsidiaries	33,472	15,041	(851)	(47,662)	—

	(32,953)	(33,472)	(14,190)	47,662	(32,953)
Dividend income	—	—	(1,227)	1,227	—

Net loss income	$(32,953)	$(33,472)	$(12,963)	$46,435	$(32,953)

	Nine Months Ended December 31, 2003
		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$398,208	$—	$398,208
Costs and expenses	704	361,394	—	362,098

Operating (loss) income	(704)	36,814	—	36,110
Interest expense, net	18,324	43,132	—	61,456

	(19,028)	(6,318)	—	(25,346)
Income taxes	(213)	(1,857)	—	(2,070)

	(18,815)	(4,461)	—	(23,276)
Equity in loss of subsidiaries	4,461	1,020	(5,481)	—

	(23,276)	(5,481)	5,481	(23,276)
Dividend income	—	(1,236)	1,236	—

Net loss	$(23,276)	$(4,245)	$4,245	$(23,276)

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) income	$519	$(18,431)	$(12,963)	$(2,078)	$(32,953)
Noncash adjustments	(1,221)	18,147	89,944	—	106,870
Change in operating assets and liabilities	2,473	(8)	6,733	—	9,198

Net cash (used in) provided by operating activities	1,771	(292)	83,714	(2,078)	83,115

Investing Activities
Investment in and advances to subsidiaries	—	—	(2,078)	2,078	—
Capital expenditures	—	—	(54,269)	—	(54,269)
Acquisition of assets	—	—	(613)	—	(613)
Proceeds from sale of investment	—	—	277	—	277
Proceeds from sale of property and equipment	—	—	653	—	653

Net cash used in investing activities	—	—	(56,030)	2,078	(53,952)

Financing Activities
Repayment of debt	—	—	(145,330)	—	(145,330)
Other financing items	(753)	292	59,583	81,670	140,792
Loan from parent	—	—	81,670	(81,670)	—

Net cash (used in) provided by financing activities	(753)	292	(4,077)	—	(4,538)

Net increase in cash and cash equivalents	1,018	—	23,607	—	24,625
Cash and cash equivalents, beginning of period	—	—	31,620	—	31,620

Cash and cash equivalents, end of period	$1,018	$—	$55,227	$—	$56,245

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows (continued)

	Nine Months Ended December 31, 2003
		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(18,815)	$(4,245)	$(216)	$(23,276)
Noncash adjustments	17,491	79,507	—	96,998
Change in operating assets and liabilities	927	6,578	—	7,505

Net cash (used in) provided by operating activities	(397)	81,840	(216)	81,227

Investing Activities
Investment in and advances to subsidiaries	—	(216)	216	—
Capital expenditures	—	(66,534)	—	(66,534)
Acquisition of assets	—	(3,423)	—	(3,423)
Proceeds from sale of investment	—	1,022	—	1,022
Proceeds from sale of property and equipment	—	334	—	334

Net cash used in investing activities	—	(68,817)	216	(68,601)

Financing Activities
Other financing items	397	(2,940)	—	(2,543)

Net cash provided by (used in) financing activities	397	(2,940)	—	(2,543)

Net increase in cash and cash equivalents	—	10,083	—	10,083
Cash and cash equivalents, beginning of period	—	27,428	—	27,428

Cash and cash equivalents, end of period	$—	$37,511	$—	$37,511

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Segment Information

     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company’s indirect subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the audited consolidated financial statements included in the Company’s registration statement (the “Registration Statement”) on Form S-1 (No. 333-114421), including the Prospectus contained therein, dated November 19, 2004.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Segment Information (continued)

     The table below presents information about the Company’s segments (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Revenue:
Route	$119,489	$119,173	$353,727	$351,529
All other:
Rental	8,617	8,133	25,497	24,025
Distribution	7,521	8,434	22,852	22,654

Subtotal	16,138	16,567	48,349	46,679

Total revenue	$135,627	$135,740	$402,076	$398,208

EBITDA(1):
Route	$39,459	$39,249	$116,188	$115,900
All other:
Rental	3,742	2,961	10,388	9,213
Distribution	156	(82)	598	(1,087)

Subtotal	3,898	2,879	10,986	8,126

Other items, net	—	(96)	(500)	(96)
Transaction costs(2)	(17,135)	—	(17,135)	—
Corporate expenses	(2,502)	(2,362)	(7,229)	(6,950)

Total EBITDA	23,720	39,670	102,310	116,980
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,608)	(24,221)	(73,986)	(73,046)
All other	(2,216)	(2,108)	(6,487)	(6,078)
Corporate	(713)	(630)	(2,234)	(1,746)

Total depreciation	(27,537)	(26,959)	(82,707)	(80,870)

Interest expense	(14,781)	(14,424)	(43,406)	(43,132)
Interest expense – Preferred Stock	(4,862)	(6,292)	(18,230)	(18,324)
Interest expense – escrow Interest	(941)	—	(941)	—

Consolidated loss before income taxes	$(24,401)	$(8,005)	$(42,974)	$(25,346)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	Amounts have not been added back to EBITDA relating to (1) the $11.3 million redemption premium on the portion of 9% senior notes redeemed, and (2) the write-off of the deferred financing costs relating to the 9% senior notes redeemed and term loans repaid aggregating approximately $3.5 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Segment Information (continued)

Non-GAAP Financial Measures

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because the Company has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net loss	$(16.3)	$(7.4)	$(32.9)	$(23.3)
Benefit for income taxes	(8.1)	(0.6)	(10.0)	(2.0)
Interest expense	14.8	14.4	43.4	43.1
Interest expense – preferred stock	4.9	6.3	18.2	18.3
Interest expense – escrow interest	0.9	—	0.9	—
Depreciation and amortization	27.5	27.0	82.7	80.9

EBITDA*	$23.7	$39.7	$102.3	$117.0

*No amounts have been added back to EBITDA related to the transactions costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% senior notes redeemed, and (2) the write-off of deferred financing costs relating to the 9% senior notes redeemed and term loans repaid aggregating approximately $3.5 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

7. Loss per Common Share

     Basic loss per share for the two classes of common stock is calculated by dividing net loss by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any potentially dilutive securities outstanding.

     Net loss available to common stockholders is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. Under the two class method, loss per share for each class of common stock is presented (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net loss	$(16,301)	$(7,360)	$(32,953)	$(23,276)

Weighted average common stock outstanding
Class A Common Stock	18,911,532	18,911,532	18,911,532	18,911,532
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Total	43,891,977	43,891,977	43,891,977	43,891,977

Basic and diluted loss per share:
Class A Common Stock per share	$(0.37)	$(0.17)	$(0.75)	$(0.53)
Class B Common Stock per share	$(0.37)	$(0.17)	$(0.75)	$(0.53)

     The net loss available to common stock holders will be reduced by dividends declared and/or paid in the future. The basic and diluted loss per share would be calculated by dividing the net loss, adjusted for dividends, by the weighted average number of shares outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

8. Income Taxes

     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2004	March 31, 2004
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$109,445	$111,103
Interest rate swap	16	—
Other	1,505	1,246

	110,966	112,349

Deferred tax assets:
Interest rate swap	—	1,591
Net operating loss carryforwards	42,744	34,272
Covenant not to compete	1,158	1,202
Other	1,893	1,509

	45,795	38,574

Net deferred tax liability	$65,171	$73,775

     The net operating loss carryforwards of approximately $105 million expire between fiscal years 2005 through 2024. The majority of the Company’s net operating loss carryforwards begin to expire after four years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

     The benefit for income taxes consists of (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Federal	$(6,440)	$(577)	$(7,965)	$(1,806)
State	(1,660)	(68)	(2,056)	(264)

	$(8,100)	$(645)	$(10,021)	$(2,070)

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

8. Income Taxes (continued)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Expected tax benefit	$(8,644)	$(2,802)	$(15,145)	$(8,871)
NOL Valuation Allowance	—	433	—	433
State tax benefit, net of federal taxes	(1,078)	(52)	(1,336)	(180)
Non deductible interest -
Preferred Stock	1,702	2,202	6,381	6,413
Permanent book/tax differences	(80)	(426)	79	135

Tax benefit	$(8,100)	$(645)	$(10,021)	$(2,070)

9. Redeemable Preferred Stock and Stockholders’ Deficit

     Pursuant to a merger transaction in July 2000, all of the issued and outstanding capital stock of Coinmach Laundry was cancelled, and Coinmach Laundry issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class A Preferred Stock”), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class B Preferred Stock” and, together with the Class A Preferred Stock, (the “Preferred Stock”) and (iii) 59,823.30 shares of common stock, par value $25 per share (the “Common Stock”). The Preferred Stock did not have voting rights, had a liquidation value of $2.5 million per share and was mandatorily redeemable on July 5, 2010.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

9. Redeemable Preferred Stock and Stockholders’ Deficit (continued)

     Under Coinmach Laundry’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by Coinmach Laundry (the “EPP Loans”) to certain employees for the purchase of Common Stock at a fixed price per share equal to the fair market value of such Common Stock at the time of issuance as determined by the board of directors of Coinmach Laundry. Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested at the time of purchase, and the Common Stock vests over a specified period, typically over four years.

     The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. There are no shares reserved for future issuance. The Equity Participation Plan contains certain restrictions on the transfer of such Common Stock and Class B Preferred Stock.

     The installments on the EPP Loans have to date been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). The Company has recorded compensation expense of approximately $56,000 and $133,000 for the nine months ended December 31, 2004 and 2003, respectively.

     In March 2003, through a series of transactions, all of the outstanding capital stock of Coinmach Laundry was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common and preferred membership units) in Holdings. Accordingly, Coinmach Laundry became a wholly owned subsidiary of Holdings.

     On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for Coinmach Laundry). As required by SFAS No. 150, accrued and unpaid dividends prior to adoption of SFAS No. 150 were not reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the nine months ended December 31, 2004 and 2003, the Company has recorded approximately $18.2 million and $18.3 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock was carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date.

COINMACH SERVICE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

9. Redeemable Preferred Stock and Stockholders’ Deficit (continued)

     A portion of the net proceeds from the offering were used to redeem approximately $91.8 million of Coinmach Laundry’s Class A Preferred Stock (representing all of Coinmach Laundry outstanding Class A Preferred Stock) and approximately $7.4 million of Class B Preferred Stock. All unredeemed preferred stock of Coinmach Laundry was exchanged for additional shares of Class B Common Stock.

10. Subsequent Event

     On February 8, 2005, the Board of Directors of CSC approved a quarterly cash dividend of $0.08704 per share of Class A Common Stock (or approximately $1.6 million in the aggregate). The dividend will be paid on March 1, 2005 to holders of record as of the close of business on February 25, 2005. The dividend payment covers the period from November 24, 2004 (the closing date of CSC’s initial public offering of IDSs) through December 31, 2004.

     The Board of Directors of CSC has also declared a dividend of $0.04226 per share of Class B Common Stock (or approximately $1.1 million in the aggregate) payable on March 1, 2005 to holders of record as of the close of business on February 25, 2005. Subject to certain limitations imposed by CSC’s charter, holders of Class B Common Stock are not entitled to receive another payment of cash dividends on their Class B Common Stock until June 1, 2006.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s audited consolidated financial statements included in CSC’s registration statement (the “Registration Statement”) on Form S-1 (No. 333-114421), including the Prospectus contained therein, dated November 19, 2004, relating to our initial public offering of Income Deposit Securities (“IDSs”) and concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. Each IDS consists of one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”), and an 11% senior secured note due 2024 in a principal amount of $6.14 and a contemporaneous offering of 11% senior secured notes due 2024 separate and apart from the IDSs (together with the 11% senior secured notes underlying IDSs, the “11% senior secured notes”). Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “Special Note Regarding Forward Looking Statements” below.

     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to continue to incur losses.

Overview

     We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease. The Company also provides collection services for other route based companies, including payphone operators. At December 31, 2004, we owned and operated through our route business approximately 673,000 washers and dryers in approximately 70,000 locations throughout North America, including 162 retail laundromats located in Texas and Arizona.

     The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations.

     We also operate an equipment rental business through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation that is jointly-owned by us and Coinmach Holdings, LLC (“Holdings”), a Delaware limited liability company. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At December 31, 2004, approximately 202,000 washers and dryers were installed with our rental customers through AWA.

     We also operate an equipment distribution business through Super Laundry Equipment Corp. (“Super Laundry”), our indirect wholly-owned subsidiary. Super Laundry’s business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, through its wholly-owned subsidiary, American Laundry Franchising Corp. (“ALFC”), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

     Laundry operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route and retail laundromat business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining our retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of our rental business.

Accounting Policies Involving Significant Estimates

     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Revenue and cash and cash equivalents include an estimate of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations. We calculate the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days since coin and cash were last collected at that location. We analytically review the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.

     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at December 31, 2004 was approximately $3.8 million.

     We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Management’s judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at December 31, 2004 and March 31, 2004 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, we compare the fair value of the reporting unit to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, we would then need to perform the second step in the impairment test to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. We performed our annual assessment of goodwill as of January 1, 2004 and determined that no impairment existed.

     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 80% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. As a result, upon adoption of SFAS 142, we reassessed the useful lives being used to amortize contract rights and determined that the contract rights have an estimated useful life of approximately 30 to 35 years.

     We have twenty-eight geographic regions to which contract rights have been allocated, which regions represent the lowest level of identifiable cash flows in grouping contract rights. Each region consists of approximately 1,000 to 8,000 contracts for the various locations/properties that comprise that region. We do not analyze impairment of contract rights on a contract-by-contract basis. Although we have contracts at every location/property and analyze revenue and certain direct costs on a contract-by-contract basis, we do not allocate common region costs and servicing costs to each contract.

     We assess the recoverability of location contract rights and long-lived assets on a region-by-region basis. We evaluate the financial performance/cash flows for each region. This evaluation includes analytically comparing the financial results/cash flows and certain statistical performance measures for each region to prior period/year actuals and budgeted amounts. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases and the regions general economic conditions. In addition, each year we lose a certain amount of our existing machine base, which essentially equates to loss of contract rights. Such loss has historically averaged approximately 3% annually. The accelerated amortization of contract rights is designed to capture and expense this shrinking machine base. An increase in the historical loss rate would also be a strong indicator of possible impairment of location contract rights and long-lived assets. If based on our initial evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, we reevaluate the carrying value of contract rights and long-lived assets based on future undiscounted cash flows attributed to that region and record an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

undiscounted cash flows. Based on present operations and strategic plans, we believe that there have not been any indicators of impairment of location contract rights or long-lived assets.

Accounting Treatment for IDSs

     A portion of the aggregate IDSs outstanding represents notes recorded as long-term debt. We have concluded that it is appropriate to annually deduct interest expense on the notes from taxable income for U.S. federal and state and local income tax purposes. There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes. If the notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $1.5 million, as of December 31, 2004, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We do not currently intend to record a liability for a potential disallowance of this interest expense deduction.

     Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% senior secured notes were allocated to the shares of Class A Common Stock and the underlying 11% senior secured notes based on their respective relative fair values. The price paid for the IDSs was equivalent to the fair value of $7.50 per Class A Common Stock and $6.14 in a principal amount of a 11% senior secured note due 2024 underlying the IDS and the fair value of the separate notes was equivalent to their face value.

     In addition, we have concluded that there are no embedded derivative features in the IDSs or within the Class B common stock, par value $0.01 per share, of CSC (the “Class B Common Stock”) which requires separate accounting. The make-whole redemption provision allows us to redeem all or a portion of the notes prior to the date that is 60 months after November 24, 2004, the closing date of the initial public offering, at a redemption price that could result in a premium, therefore resulting in an embedded derivative requiring bifurcation. However, the terms of the embedded derivative permit us to redeem the notes at an amount that will always exceed the fair value of the notes. As a result, this option will always be out of the money, and, therefore, the value ascribed to the embedded derivative would be minimal. Accordingly, we initially recorded it at a value of zero. The optional redemption provision at scheduled prices allows us to redeem all or part of the notes at scheduled premium prices. Although the notes are redeemable at a premium, further analysis under SFAS 133 has led us to conclude that the option is clearly and closely related to the economic characteristics of the notes and should not be bifurcated. The tax redemption provision allows us to redeem all of the notes at par if the interest on the notes is not tax deductible. As a result of the redemption price being at par and the notes initially recorded without a substantial premium or discount, we have concluded that this option is clearly and closely related to the economic characteristics of the notes and should not be bifurcated. The change of control put option allows the note holders to put the notes to us at a price equal to 101% of par. Although the notes are callable at a premium,

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

further analysis under SFAS 133 has led us to conclude that the option is clearly and closely related to the economic characteristics of the notes and should not be bifurcated, principally because such premium does not cause the investor to double the initial contractual rate of return.

     The entire proceeds of the offerings were allocated to the Class A Common Stock and the notes and the allocation of the IDS proceeds to the Class A Common Stock and the notes did not result in a substantial premium or discount. Upon subsequent issuances of notes or IDSs, we will evaluate whether there is a substantial discount or premium. We expect that if there is a substantial discount or premium upon a subsequent issuance of notes, certain redemption features of the notes may be considered not clearly and closely related, and we would separately account for these features as embedded derivates. If the embedded derivates are required to be bifurcated, we will (a) value the derivative, (b) record such value as a reduction of the notes (discount) with a corresponding derivative liability, (c) accrete the discount on the notes up to their par value using the effective interest method with a corresponding charge to interest expense, and (d) revalue the derivative liability quarterly with the difference (increase or decrease) recorded to interest expense.

     The Class A Common Stock portion of each IDS and the Class B Common Stock are included in stockholders’ equity, net of related transaction costs, and dividends paid on the Class A Common Stock and the Class B Common Stock will be recorded as a decrease to stockholders’ equity when declared. The notes portion of each IDS are presented as long-term obligations, and the related transaction costs were capitalized as deferred financing fees and amortized to interest expense over the term of the notes. Interest on the notes is charged to interest expense as it is accrued.

Results of Operations

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in our audited consolidated financial statements included in CSC’s registration statement (the “Registration Statement”) on Form S-1 (No. 333-114421), including the Prospectus contained therein, dated November 19, 2004.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Comparison of the three- and nine-month periods ended December 31, 2004 and December 31, 2003.

     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31
	2004	2003	Change	2004	2003	Change
Route	$119.5	$119.2	$0.3	$353.7	$351.5	$2.2
Rental	8.6	8.1	0.5	25.5	24.0	1.5
Distribution	7.5	8.4	(0.9)	22.9	22.7	0.2

	$135.6	$135.7	$(0.1)	$402.1	$398.2	$3.9

     Revenue decreased by approximately $0.1 million or less than 1% for the three-month period ended December 31, 2004, as compared to the prior year’s corresponding period. Revenue increased by approximately $3.9 million or 1% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding period.

     Route revenue for the three months ended December 31, 2004 increased by approximately $0.3 million over the prior year’s corresponding period. Route revenue for the nine months ended December 31, 2004 increased by approximately $2.2 million over the prior year’s corresponding period. We believe that the increase was due to the net result of an increase in third party service income and price increases, offset by decreased revenue primarily in the Southwest and Midwest operations caused by higher vacancy rates in these regions.

     Rental revenue for the three months ended December 31, 2004 increased by approximately $0.5 million or 6% over the prior year’s corresponding period. Rental revenue for the nine months ended December 31, 2004 increased by approximately $1.5 million or 6% over the prior year’s corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations.

     Distribution revenue for the three months ended December 31, 2004 decreased by approximately $0.9 million or 11% from the prior year’s corresponding period. Distribution revenue for the nine months ended December 31, 2004 increased by approximately $0.2 million or less than 1% from the prior year’s corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions. The decrease in the three-month period was primarily due to decreased revenue resulting from the closing of operations in California. The increase in the nine-month period was primarily due to increased sales from the Northeast and Midwest operations offset by decreased revenue resulting from the closing of operations in California. Distribution revenue from our California operations was approximately $0.4 million and $1.1 million for the three-month periods ended December 31, 2004 and December 31, 2003, respectively. Distribution revenue from our California operations was approximately $1.4 million and $2.9 million for the nine-month periods ended December 31, 2004 and December 31, 2003, respectively.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.3 million or 1% for the three-month period ended December 31, 2004, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $0.7 million or less than 1% for the nine months ended December 31, 2004, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were 68% for the three- and nine-month periods ended December 31, 2004, as compared to 69% for the three- and nine-month periods ended December 31, 2003.

     The decrease in laundry operating expenses for the three-month period was due primarily to (i) a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $0.9 million, (ii) a decrease in insurance costs related to general business insurance coverage of approximately $0.4 million and, (iii) a reduction in commission expense of approximately $0.4 million. These decreases in laundry operating expenses were offset by an increase in fuel cost of approximately $0.3 million primarily due to increased fuel prices.

     The increase in laundry operating expenses for the nine-month period was due primarily to (i) increased cost of sales of approximately $1.4 million due to increased sales in the Northeast and Midwest operations in the distribution business, (ii) an increase in salary expense of approximately $1.2 million in the route business associated with collection services and, (iii) an increase in fuel cost of approximately $0.8 million primarily due to increased fuel prices. These increases in laundry operating expenses were offset by a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $2.7 million.

     General and administrative expenses increased by approximately $0.1 million for the three-month period ended December 31, 2004, as compared to the prior year’s corresponding period. General and administrative expenses increased by approximately $0.3 million for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding period. The increases in general and administrative expenses were primarily due to stock based compensation expense and other public company incremental administrative fees and expenses including but not limited to incremental director and officer liability insurance, additional directors’ fees, investor and public relations expenses, and other miscellaneous costs and expenses relating to compliance with applicable securities laws. As a percentage of revenues, general and administrative expenses were approximately 1.8% for the three- and nine-month periods ended December 31, 2004, as compared to approximately 1.7% for the three and nine-month periods ended December 31, 2003.

     Depreciation and amortization expense increased by approximately $0.8 million or 5% for the three-month period ended December 31, 2004 and increased by approximately $2.8 million or 5% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding periods. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Amortization of advance location payments decreased slightly for the three-month period ended December 31, 2004 and decreased by approximately $0.5 million or 3% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding periods. The decrease was primarily due to advance location payments incurred in the prior years becoming fully amortized.

     Amortization of intangibles decreased by approximately $0.2 million or 6% for the three-month period ended December 31, 2004 and decreased by approximately $0.5 million or 4% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding periods. The decrease was primarily the result of intangibles related to acquisitions becoming fully amortized.

     Other items for the nine-month period ended December 31, 2004 relates to additional expenses associated with the closing of California operations in the distribution business.

     Operating income margins were approximately 9.6% for the three-month period ended December 31, 2004, as compared to approximately 9.4% for the prior year’s corresponding period. Operating income margins were approximately 9.1% for the nine-month period ended December 31, 2004, as compared to approximately 9.1% for the prior year’s corresponding period. The slight increase in operating income margin was primarily due to a reduction in operating expenses as a result of the closing of California operations in the distribution business.

     Transaction costs for the three and nine months ended December 31, 2004 represent (i) approximately $11.3 million redemption premium on the portion of 9% senior notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% senior notes redeemed and term loans repaid aggregating approximately $3.5 million, and (3) expenses relating to the amendment of the Senior Secured Credit Facility aggregating approximately $2.4 million.

     Interest expense increased by approximately $0.4 million or 2% for the three-month period ended December 31, 2004 as compared to the prior year’s corresponding period. Interest expense increased by approximately $0.3 million or less than 1% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding period. Following consummation of our initial public offering in November 2004, a portion of the net proceeds thereof was used to redeem $125.5 million of 9% senior notes and approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. As a consequence of the initial public offering and related offering of 11% senior secured notes, CSC issued approximately $116.1 million of 11% senior secured notes underlying IDSs and $20.0 million of additional 11% senior secured notes not underlying IDSs.

     The benefit for income taxes for the nine-month period ended December 31, 2004 was approximately $10.0 million as compared to a benefit for income taxes of approximately $2.1 million for the prior year’s corresponding period. The change for the nine-month period is primarily due to an increased loss before income taxes with a tax effect of approximately $6.7 million, a tax benefit of approximately $6.0 million arising from transaction costs related to the initial public offering, a state tax benefit net of Federal taxes of approximately $1.2 million and a

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

valuation allowance of approximately $0.4 million offset by non-deductible interest on preferred stock of approximately $6.4 million. The effective tax rate for the nine-month period ended December 31, 2004 was 23% as compared to 8% for the prior year’s corresponding period. The effective tax rate for the nine-month period ended December 31, 2004 reflects changes in the amount of net operating loss carryforwards that the Company expects to utilize.

     Net loss was approximately $33.3 million for the nine-month period ended December 31, 2004, as compared to net loss of approximately $23.3 million for the prior year’s corresponding period.

     The following table sets forth an analysis of EBITDA (as defined below) for each of the Company’s route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2004	2003	Change	2004	2003	Change
Route	$39.5	$39.3	$0.2	$116.2	$115.9	$0.3
Rental	3.7	3.0	0.7	10.4	9.2	1.2
Distribution	0.2	(0.1)	0.3	0.6	(1.1)	1.7
Other items, net	—	(0.1)	0.1	(0.5)	(0.1)	(0.4)
Corporate expenses	(2.5)	(2.4)	(0.1)	(7.2)	(6.9)	(0.3)
Transaction costs(1)	(17.2)	—	(17.2)	(17.2)	—	(17.2)

Total EBITDA	$23.7	$39.7	$(16.0)	$102.3	$117.0	$(14.7)

(1)	No amounts have been added back to EBITDA relating to certain transaction costs consisting of (1) the $11.3 million redemption premium on the portion of 9% senior notes redeemed; and (2) the write-off of the deferred financing costs relating to the 9% senior notes redeemed and term loans repaid aggregating approximately $3.5 million.

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 6 to the Condensed Consolidated Financial Statements (Unaudited) for a reconciliation of net loss to EBITDA for the periods indicated in the table immediately above.

     EBITDA was approximately $23.7 million for the three months ended December 31, 2004, as compared to approximately $39.7 million for the three months ended December 31, 2003. EBITDA margin was approximately 17.5% for the three months ended December 31, 2004, as compared to 29.3% for the prior year’s corresponding period. EBITDA was approximately $102.3 million for the nine months ended December 31, 2004, as compared to approximately $117.0 million for the prior year’s corresponding period. EBITDA margin was approximately 25.4% for the nine months ended December 31, 2004, as compared to 29.4% for the prior year’s corresponding period.

Liquidity and Capital Resources

     CSC is a holding company with no material assets other than the capital stock of its subsidiaries, the intercompany note of Coinmach and the guarantee of such intercompany note by certain subsidiaries of Coinmach. Our operating income is generated by our subsidiaries. Under a dividend policy adopted by our board of directors, cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would, subject to the discretion of our board of directors, generally be distributed as regular quarterly cash dividends to the holders of Class A Common Stock and as regular annual cash dividends to the holders of Class B Common Stock, in each case subject to compliance with the terms of our indebtedness and our organizational documents. Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time, including decreasing the level of dividends or discontinuing entirely the payment of dividends.

     Our liquidity requirements will primarily consist of interest payments on our 11% senior secured notes and dividend payments, if any, on our common stock. Our ability to make such payments will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the intercompany note.

     We and our subsidiaries have substantial indebtedness and debt service requirements. At December 31, 2004, on a consolidated basis, we had outstanding total debt of approximately $709.1 million, which included (i) approximately $324.5 million aggregate principal amount of Coinmach’s 9% senior notes, (ii) approximately $240.5 million of borrowings under the Senior Secured Credit Facility and (iii) approximately $136.1 million aggregate principal amount of our 11% senior secured notes. Letters of credit under the Senior Secured Credit Facility outstanding at December 31, 2004 were approximately $6.4 million. The 11% senior secured notes are scheduled to mature on December 1, 2024 and the 9% senior notes are scheduled to mature on February 1, 2010. The term loans under the Senior Secured Credit Facility are scheduled to be

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

fully repaid by July 25, 2009. As of December 31, 2004, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008.

     Our stockholders’ equity was approximately $113.8 million as of December 31, 2004.

     The primary liquidity needs of our operating subsidiaries, on a consolidated basis, are to fund capital expenditures, service indebtedness and support working capital requirements. We have met these requirements for the past three fiscal years. Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of December 31, 2004, we had cash and cash equivalents of approximately $56.2 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.

     As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs, including interest and principal payments on our outstanding indebtedness, and to pay dividends on our common stock.

     Financing Activities

     We have from time to time used external financings to meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and capital expenditures. We may use external financings in the future to refinance or fund the retirement of our and our subsidiaries’ existing indebtedness. The timing and amount of external financings depend primarily upon economic and financial market conditions, our consolidated cash needs and our future capital structure objectives, as well as contractual limitations on additional financings. Additionally, the availability and cost of external financings will depend upon the financial condition of the entities seeking those funds.

     The Initial Public Offering

     On November 24, 2004, we completed our initial public offering of 18,333,333 IDSs at a public offering-price of $13.64 per IDS and $20 million aggregate principal amount of 11% senior secured notes. On December 21, 2004, the underwriters of the initial public offering purchased an additional 578,199 IDSs pursuant to an overallotment exercise.

     Proceeds from these transactions, after approximately $14.3 million in underwriting discounts and commissions, were approximately $263.7 million. The net proceeds were used to (i) redeem a portion of the 9% senior notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility, (iii) redeem approximately $91.8 million of Coinmach

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Laundry’s outstanding Class A preferred stock and approximately $7.4 million of Coinmach Laundry’s outstanding Class B preferred stock, and (iv) pay related fees and expenses.

     11% Senior Secured Notes

     At December 31, 2004, there was approximately $136.1 million aggregate principal amount of 11% senior secured notes outstanding. The 11% senior secured notes, which are scheduled to mature on December 1, 2024, are our senior secured obligations and are redeemable, at our option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% senior secured notes plus accrued and unpaid interest thereon. The 11% senior secured notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of Coinmach Laundry and the intercompany note and related guaranty. The 11% senior secured notes are guaranteed on a senior secured basis by Coinmach Laundry.

     The indenture governing the 11% senior secured notes contains a number of restrictive covenants and agreements applicable to us and our restricted subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; (ix) limitations on exercising Class B Common Stock redemption rights and consummating purchases of Class B Common Stock upon exercise of sales rights by holders; and (x) limitation on consolidations, mergers and sales of substantially all of our assets. At December 31, 2004, we were in compliance with the covenants under the indenture governing the 11% senior secured notes.

     Senior Secured Credit Facility

     On January 25, 2002, Coinmach entered into the Senior Credit Secured Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. On November 15, 2004, Coinmach entered into an amendment to the Senior Secured Credit Facility in order to permit the IDS Transactions.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Coinmach used a portion of the proceeds from our initial public offering to repay approximately $15.5 million of outstanding term loans. As of December 31, 2004 the aggregate principal amount outstanding under the term loans was approximately $240.5 million. The term loans are scheduled to be fully repaid by July 25, 2009. As of December 31, 2004, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding under the Senior Secured Credit Facility at December 31, 2004 were approximately $6.4 million.

     On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of the floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized accumulated other comprehensive income in the stockholders’ equity section included in the condensed consolidated balance sheet at December 31, 2004 of approximately $0.1 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

     At December 31, 2004, Coinmach was in compliance with the covenants under the Senior Secured Credit Facility.

     9% Senior Notes

     On January 25, 2002, Coinmach issued $450 million of its 9% senior notes. The 9% senior notes, which mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable, at Coinmach’s option, in whole or in part, at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture governing the 9% senior notes plus accrued and unpaid interest thereon, if any, to the date of redemption. The 9% senior notes are guaranteed on a senior unsecured basis by Coinmach’s domestic restricted subsidiaries.

     On December 24, 2004, Coinmach used a portion of the proceeds from our initial public offering to redeem 9% senior notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At December 31, 2004, there was approximately $324.5 million aggregate principal amount of 9% senior notes outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The indenture governing the 9% senior notes contains a number of restrictive covenants and agreements applicable to Coinmach and its restricted subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach, the purchase, redemption or other acquisition of any capital stock of Coinmach, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (iv) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of the assets of Coinmach. At December 31, 2004, Coinmach was in compliance with the covenants under the indenture governing the 9% notes.

Operating and Investing Activities

     We use cash from operating activities to maintain and expand our business. As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs.

     Capital expenditures for the three-month period ended December 31, 2004 were approximately $17.3 million (excluding payments of approximately $1.0 million relating to capital lease obligations). Capital expenditures for the nine-month period ended December 31, 2004 were approximately $54.3 million (excluding approximately $3.2 million relating to capital lease payments and excluding approximately $0.6 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the nine-month period ended December 31, 2004 included approximately $1.8 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

     The following table sets forth our capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2004	2003	Change	2004	2003	Change
Route	$16.1	$15.5	$0.6	$48.6	$57.6	$(9.0)
Rental	0.7	1.6	(0.9)	3.6	6.6	(3.0)
Distribution	0.1	0.1	—	0.3	0.5	(0.2)
Corporate	0.4	0.5	(0.1)	1.8	1.8	—

	$17.3	$17.7	$(0.4)	$54.3	$66.5	$(12.2)

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Management of our working capital, including timing of collections and payments and levels of inventory, affect operating results indirectly. However, our working capital requirements are, and are expected to continue to be, minimal since a significant portion of our operating expenses are commission payments based on a percentage of collections, and are not paid until after cash is collected from the installed machines.

     The Intercompany Note

     Pursuant to the IDS Transactions, we made an intercompany loan of approximately $81.7 million to Coinmach, which loan is evidenced by an intercompany note. Interest under the intercompany note accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024. The intercompany note is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the intercompany note on a senior unsecured basis. The intercompany note contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% senior notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% senior notes) provided, however, that on the redemption or repayment in full of the 9% senior notes, the covenants contained in the intercompany note will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% senior notes or, in the absence thereof, the terms of the 11% senior secured notes. The intercompany note and the intercompany note guaranty were pledged by us to secure the repayment of the 11% senior secured notes.

     If an event of default under the intercompany note occurs and is continuing, we will have the right to declare all obligations under the intercompany note immediately due and payable; provided that if Coinmach shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the intercompany note and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% senior secured notes that causes a default or an event of default under the intercompany note shall also be a waiver of such default or event of default under the intercompany note without further action or notice.

     Summary of Contractual Obligations

     The following table sets forth information with regard to disclosures about our contractual obligations and commitments:

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

		Payments Due in Fiscal Year
	Total	2005	2006	2007	2008	2009	After
Long-Term Debt Obligations	$701.8	$0.1	$2.7	$2.6	$12.4	$12.4	$671.6
Capital Lease Obligations	7.3	0.9	3.0	2.1	1.1	0.2	—
Operating Lease Obligations	27.9	2.3	7.8	6.1	4.1	3.0	4.6

	$737.0	$3.3	$13.5	$10.8	$17.6	$15.6	$676.2

     Future Capital Needs and Resources

     Our near-term cash requirements are primarily related to payment of interest on existing consolidated indebtedness, capital expenditures, working capital and dividend payments on our common stock. Substantially all of our consolidated long-term debt is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility’s term loans become due. However, our consolidated level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

     The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditure requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments on our consolidated indebtedness, existing contractual obligations, our anticipated dividend payments on our capital stock and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Secured Credit Facility, will be sufficient to fund operating needs, to service outstanding consolidated indebtedness, and to pay dividends anticipated to be declared by our board of directors.

     Other factors, including but not limited to any significant acquisition transactions, the pursuit of any significant new business opportunities, potential material increases in the cost of compliance with regulatory mandates (including state laws imposing heightened energy and water efficiency standards on clothes washers), tax treatment of our debt, unforeseen reductions in occupancy levels, changes in our competitive environment, or unexpected costs associated with lease renewals, may affect our ability to fund our liquidity needs in the future. In addition, subject to certain limitations contained in the indenture governing the 11% senior secured notes, at any time after the six month anniversary of our initial public offering, we may redeem all or part of the then outstanding Class B Common Stock on a pro rata basis. Any exercise by us of such redemption rights will further reduce cash available to fund our liquidity needs.

     California, Connecticut, and Maryland have adopted state laws imposing heightened energy and water efficiency standards on commercial clothes washers, and other states are

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

considering similar laws. While such laws are not scheduled to go in effect until 2007 or 2008, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Other states in which we operate may adopt similar laws, which would increase our costs associated with compliance.

     We continuously monitor our debt position and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either: (i) reduce capital expenditures, (ii) supplement cash flow from operations with borrowings under the Senior Secured Credit Facility, or (iii) evaluate other cost-effective funding alternatives. We expect that substantially all of the cash generated by our business in excess of operating needs, debt service obligations and reserves will be distributed to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. In addition, we may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to reduce or eliminate dividends to the extent previously paid or obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, may not have commercially reasonable terms.

Certain Accounting Treatment

     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $82.7 million for the nine months ended December 31, 2004 and approximately $27.5 million for the three months ended December 31, 2004 reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

     In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Special Note Concerning Forward Looking Statements

     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are usually accompanied by words such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” and similar expressions. The forward looking information is based on various factors and was derived using numerous assumptions.

     Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below and in this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. We caution readers not to place undue reliance on such statements and undertake no obligation to update publicly and forward-looking statements for any reason, even if new information becomes available or other events occur in the future. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report.

     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

•	the restrictive debt covenants and other requirements related to our outstanding debt and that of our subsidiaries that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity should we elect to declare cash dividends on our common stock;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under our 11% senior secured notes;

•	the risk of adverse tax consequences should our 11% senior secured notes that underlie our income deposit securities not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.

     Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect our future results or expectations and could cause those results and expectations to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future economic, industry, social, competitive and regulatory conditions, demographic trends, financial market conditions, future business decisions and actions of our competitors, suppliers, customers and stockholders and legislative, judicial and other governmental authorities, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These factors, in some cases, have affected, and in the future, together with other factors, could affect, our ability to implement our business strategy and may cause our future performance and actual results of operations to vary significantly from those contemplated by the statements expressed in this report.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of December 31, 2004, we had approximately $90.5 million outstanding relating to our variable rate debt portfolio.

     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.8 million, assuming the total amount of variable interest rate debt outstanding was $90.5 million, the balance as of December 31, 2004.

     We enter into interest rate swap agreements from time to time to mitigate our exposure to adverse interest rate fluctuations. On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

     Our fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.

     We do not use derivative financial instruments for trading purposes and are not exposed to foreign currency exchange risk.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

COINMACH SERVICE CORP. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

     We are party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     On November 24, 2004, CSC issued 17,767,204 shares of its Class B common stock, par value $0.01 per share (the “Class B Common Stock”), to Coinmach Holdings, LLC, a Delaware limited liability company (“Holdings”) in exchange for all of the shares of capital stock of Coinmach Laundry then held by Holdings. Such Class B Common Stock issuance and exchange was completed pursuant to a purchase agreement entered into by and between CSC and Holdings, dated November 19, 2004 (the “Purchase Agreement”).

     On November 24, 2004 and on December 21, 2004, Coinmach Laundry redeemed for cash a portion of certain Coinmach Laundry capital stock held by certain members of the Company’s management and certain equity investors of Holdings.

     Pursuant to the Purchase Agreement, on January 3, 2005, all of the outstanding Coinmach Laundry capital stock that had not been previously redeemed by Coinmach Laundry and held by certain members of the Company’s management and certain equity investors of Holdings, was contributed to Holdings in exchange for certain equity interests in Holdings. Holdings in turn transferred such Coinmach Laundry capital stock to CSC in exchange for 7,213,241 additional shares of Class B Common Stock of Coinmach Laundry issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, set forth in Section 4(2) of the Act.

     On November 24, 2004, we completed initial public offerings of 18,333,333 IDSs (each IDS consisting of one share of our Class A Common Stock and $6.14 principal amount of 11% senior secured notes) and $20,000,000 11% senior secured notes sold separate and apart from the IDSs. On December 21, 2004, in connection with the partial exercise of the underwriters’ over-allotment option, we sold an additional 578,199 IDSs. The offerings were effected through a registration statement on form S-1 (File No. 333-114421) (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission on November 19, 2004.

     A total of 18,911,532 of our IDSs were registered and sold at an initial public offering price of $13.64 per IDS, for an aggregate public offering price of $257,953,296. In addition, we registered $20,000,000 11% senior secured notes sold separate and apart from the IDSs that were issued in a concurrent offering at 100.0% of their principal amount. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as lead representative of the underwriting syndicate for the IDSs and separate 11% senior secured notes offerings. Total expenses incurred in connection with the offerings were $23,596,735 (which includes approximately $700,000 in estimated expenses).

COINMACH SERVICE CORP. AND SUBSIDIARIES

	(in millions)
Gross Proceeds	$277,953,296
Underwriters’ discount	14,277,198
Other costs of issuance	9,319,537	(1)
Total expenses	$23,596,735

Net proceeds to us	$254,356,561

(1)	Includes a transaction bonus payment of $500,000 to a director.

     The net proceeds of our initial public offerings after deducting the total expenses above were approximately $254.4 million. These proceeds, together with approximately $1.6 million of cash on hand, were used as indicated below.

	Intended		Actual
	Expenditures(1)		Expenditures
	(in millions)		(in millions)
Redeem Coinmach Laundry Class A Preferred Stock	$90.0	(2)	$91.8	(3)
Redeem Coinmach Laundry Class B Preferred Stock	—	(4)	7.4	(3)(5)
Redeem Coinmach Corporation 9% Senior Notes due 2010	125.5	(6)	125.5
Redemption premium	11.3		11.3
Accrued interest	2.8	(7)	4.5	(8)
Repay Tranche A term loans under Senior Secured Credit Facility	15.5	(6)	15.5

(1)	As set forth in the Registration Statement.

(2)	The Registration Statement reflected the redemption values of the Coinmach Laundry preferred stock as of September 30, 2004.

(3)	At the time of the redemption of the Coinmach Laundry Class A preferred stock on November 24, 2004 and Class B preferred stock on December 21, 2004, the officers, directors and certain holders of 5% or more of the membership units of Coinmach Holdings, LLC, our controlling stockholder, owned substantially all of the Coinmach Laundry preferred stock to be redeemed, and therefore received substantially all of the proceeds used for the redemption. The payments in connection with the redemption of the preferred stock aggregate $99,137,805 paid to:

Stephen R Kerrigan (a)	$691,538
Mitchell Blatt	504,089
Robert M. Doyle	340,612
Michael E. Stanky	119,454
Ramon Norniella	3,237
James N. Chapman	5,847
GTCR-CLC, LLC	4,737,373
Filbert Investment Pte Ltd	61,823,758
TCW	30,911,897

COINMACH SERVICE CORP. AND SUBSIDIARIES

(a)	Preferred shares were beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

(4)	The table in the “Use of Proceeds” section of the Registration Statement did not give effect to any exercise of the overallotment option.

(5)	The redemption of the Coinmach Laundry Class B preferred stock was affected with proceeds from the exercise of the underwriters’ overallotment option.

(6)	The Registration Statement reflected our indebtedness as of September 30, 2004.

(7)	The Registration Statement reflected accrued interest from August 1, 2004 through October 31, 2004 on the portion of the 9% senior notes to be redeemed.

(8)	Reflects accrued interest from August 1, 2004 through December 24, 2004 on the portion of the 9% senior notes actually redeemed.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Coinmach Service Corp. (referred to as CSC)
3.2	Amended and Restated Bylaws of CSC
4.1	Indenture by and between CSC, the subsidiary guarantors named therein and the Bank of New York, as Trustee
4.2	Security Agreement between CSC and Coinmach Laundry Corporation (referred to as Laundry Corp.) in favor of the Bank of New York, as Collateral Agent
4.3	Pledge Agreement between CSC and Laundry Corp. in favor of the Bank of New York, as Collateral Agent
4.4	Intercompany Note of Coinmach Corporation (referred to as Coinmach Corp.), issued to CSC
4.5	Intercompany Note Guaranty
4.6	Guarantee relating to the Senior Secured notes due 2024 of CSC
4.7	CSC Senior Secured Note

COINMACH SERVICE CORP. AND SUBSIDIARIES

4.8	IDS Certificate
4.9	Indenture, dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and U.S. Bank, N.A., as trustee (incorporated by reference from exhibit number 4.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.10	Registration Rights Agreement dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and the Initial Purchasers named therein (incorporated by reference from exhibit number 4.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.11	Form of 9% senior note of Coinmach Corp. (included as an exhibit to Exhibit 4.9 hereto) (incorporated by reference from exhibit number 4.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.1	Credit Agreement dated January 25, 2002, among Coinmach Corp., Laundry Corp., the Subsidiary Guarantors name therein, the lending institutions named therein, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust and referred to as DB Trust), Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.1 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.2	Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Laundry Corp., the subsidiary guarantors named therein and the lenders named therein
10.3	Amended and Restated Securityholders Agreement among CSC, Coinmach Holdings LLC (referred to as Holdings) and its unitholders
10.4	Intercreditor Agreement by and among Laundry Corp., the collateral agent under the Credit Agreement and the collateral agent named therein
10.5	Purchase Agreement by and between Holdings and CSC
10.6	Indemnity Agreements by and between CSC and each director and executive officer
10.7	Senior Management Agreement, dated March 6, 2003, by and among Coinmach Corp., Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.8	Employment Agreement, dated as of July 1, 1995, by and between Solon (as predecessor-in-interest to Coinmach Corp.), Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.9	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach Corp. (incorporated by reference from exhibit number 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.10	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.11	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from

COINMACH SERVICE CORP. AND SUBSIDIARIES

exhibit number 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.12	Security Agreement, dated January 25, 2002, among Coinmach Corp., each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit number 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.13	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.14	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach Corp., in favor of DB Trust (incorporated by reference from exhibit number 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.15	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach Corp., as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit number 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.16	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.17	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.18	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.20 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.20	Management Contribution Agreement, dated as of March 5, 2003,by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.21	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.22	Amended and Restated Promissory Note, by and between MCS, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

COINMACH SERVICE CORP. AND SUBSIDIARIES

10.23	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.24	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.25	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.26	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach Corp. dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.28 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.27	Senior Management Employment Agreement, by and between Coinmach Corp. and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit number 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.28	Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.30 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.29	Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.31 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.30	Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.32 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.31	Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.33 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.32	Amended and Restated Promissory Note, by and between Ramon Norniella, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.34 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.33	Limited Liability Company Agreement of Holdings dated March 6, 2003 (incorporated by reference from exhibit number 10.35 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.34	Amendment No. 1 to the Limited Liability Company Agreement of Holdings (incorporated by reference from exhibit number 10.36 to Amendment No. 7 to CSC’s Form S-1 filed on November 18, 2004, file number 333-114421)
10.35	CSC 2004 Long Term Incentive Plan

COINMACH SERVICE CORP. AND SUBSIDIARIES

10.36	CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit number 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.37	Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated July 26, 1995 (incorporated by reference from exhibit number 10.39 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.38	Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated May 10, 1996 (incorporated by reference from exhibit number 10.40 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.39	Promissory Note, by and between Michael E. Stanky, as borrower, and Laundry Corp. dated July 26, 1995 (incorporated by reference from exhibit number 10.41 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.40	Amendment No. 1 to Holding Pledge Agreement made by Laundry Corp. to DB Trust
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 200
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

COINMACH SERVICE CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH SERVICE CORP.
Date: February 15, 2005	/s/ Robert M. Doyle
Robert M. Doyle
Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)

COINMACH SERVICE CORP. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Coinmach Service Corp. (referred to as CSC)
3.2	Amended and Restated Bylaws of CSC
4.1	Indenture by and between CSC, the subsidiary guarantors named therein and the Bank of New York, as Trustee
4.2	Security Agreement between CSC and Coinmach Laundry Corporation (referred to as Laundry Corp.) in favor of the Bank of New York, as Collateral Agent
4.3	Pledge Agreement between CSC and Laundry Corp. in favor of the Bank of New York, as Collateral Agent
4.4	Promissory Note of Coinmach Corporation (referred to as Coinmach Corp.) issued to CSC
4.5	Intercompany Note Guaranty
4.6	Guarantee relating to the Senior Secured notes due 2024 of CSC
4.7	CSC Senior Secured Note
4.8	IDS Certificate
4.9	Indenture, dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and U.S. Bank, N.A., as trustee (incorporated by reference from exhibit number 4.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.10	Registration Rights Agreement dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and the Initial Purchasers named therein (incorporated by reference from exhibit number 4.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.11	Form of 9% senior note of Coinmach Corp. (included as an exhibit to Exhibit 4.9 hereto) (incorporated by reference from exhibit number 4.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.1	Credit Agreement dated January 25, 2002, among Coinmach Corp., Laundry Corp., the Subsidiary Guarantors name therein, the lending institutions named therein, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust and referred to as DB Trust), Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.1 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.2	Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Laundry Corp., the subsidiary guarantors named therein and the lenders named therein
10.3	Amended and Restated Securityholders Agreement among CSC, Coinmach Holdings LLC (referred to as Holdings) and its unitholders
10.4	Intercreditor Agreement by and among Laundry Corp., the collateral agent under the Credit Agreement and the collateral agent named therein
10.5	Purchase Agreement by and between Holdings and CSC

COINMACH SERVICE CORP. AND SUBSIDIARIES

10.6	Indemnity Agreements by and between CSC and each director and executive officer
10.7	Senior Management Agreement, dated March 6, 2003, by and among Coinmach Corp., Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.8	Employment Agreement, dated as of July 1, 1995, by and between Solon (as predecessor-in-interest to Coinmach Corp.), Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.9	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach Corp. (incorporated by reference from exhibit number 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.10	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.11	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.12	Security Agreement, dated January 25, 2002, among Coinmach Corp., each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit number 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.13	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.14	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach Corp., in favor of DB Trust (incorporated by reference from exhibit number 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.15	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach Corp., as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit number 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.16	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.17	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.18	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.20 to

COINMACH SERVICE CORP. AND SUBSIDIARIES

Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.20	Management Contribution Agreement, dated as of March 5, 2003,by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.21	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.22	Amended and Restated Promissory Note, by and between MCS, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.23	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.24	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.25	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.26	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach Corp. dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.28 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.27	Senior Management Employment Agreement, by and between Coinmach Corp. and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit number 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.28	Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.30 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.29	Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.31 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

COINMACH SERVICE CORP. AND SUBSIDIARIES

10.30	Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.32 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.31	Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.33 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.32	Amended and Restated Promissory Note, by and between Ramon Norniella, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.34 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.33	Limited Liability Company Agreement of Holdings dated March 6, 2003 (incorporated by reference from exhibit number 10.35 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.34	Amendment No. 1 to the Limited Liability Company Agreement of Holdings (incorporated by reference from exhibit number 10.36 to Amendment No. 7 to CSC’s Form S-1 filed on November 18, 2004, file number 333-114421)
10.35	CSC 2004 Long Term Incentive Plan
10.36	CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit number 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.37	Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated July 26, 1995 (incorporated by reference from exhibit number 10.39 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.38	Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated May 10, 1996 (incorporated by reference from exhibit number 10.40 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.39	Promissory Note, by and between Michael E. Stanky, as borrower, and Laundry Corp. dated July 26, 1995 (incorporated by reference from exhibit number 10.41 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.40	Amendment No. 1 to Holding Pledge Agreement made by Laundry Corp. to DB Trust
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 200
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002