Form 10-K
period 2005-03-31
COINMACH SERVICE CORP
filed 2005-06-09
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-32359
Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-0809839
(State of incorporation)	(I.R.S. Employer Identification No.)
303 Sunnyside Blvd., Suite 70, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(516) 349-8555
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Income Deposit Securities, each representing one share of Class A common stock, par value $0.01 per share, and $6.14 principal amount of an 11% Senior Secured Note due 2024	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No    ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐         No    ☑
      The aggregate market value of the Income Deposit Securities (IDSs) held by non-affiliates of the registrant as of March 31, 2005, the last day of the registrant’s most recently completed fiscal year, was approximately $168,912,986. Each IDS represents one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and $6.14 principal amount of 11% senior secured notes due 2024 (the “11% Senior Secured Notes”). In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of the close of business on June 1, 2005, the registrant had 18,911,532 shares of Class A common stock, par value $0.01 per share, outstanding, all of which were issued as part of IDSs, and 24,980,445 shares of Class B common stock, par value $0.01 per share (the “Class B Common Stock”), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Selected designated portions of the registrant’s definitive proxy statement to be delivered to stockholders on or before July 16, 2005 in connection with the registrant’s 2005 annual meeting of stockholders scheduled to be held July 27, 2005 are incorporated by reference into Part III of this annual report.

COINMACH SERVICE CORP.
FORM 10-K

i

PART I

Item 1.	BUSINESS
Description of the Business

General
      We believe we are the leading provider of outsourced laundry equipment services for multi-family housing properties in North America, based on information provided by the Multi-Housing Laundry Association, a national trade association of multi-housing laundry operators and suppliers. Our core business (which we refer to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats. For the fiscal year ended March 31, 2005, our route business represented approximately 88% of our total revenue.
      Our long-term contracts with our customers provide us with stable, recurring revenues and consistent cash flows. We estimate that approximately 90% of our locations are subject to long-term contracts with initial terms of five to ten years, most of which have automatic renewal or right of first refusal provisions. In each year since 1997, we have retained on average approximately 97% of our existing machine base.
      The existing customer base for our route business is comprised of owners of rental apartment buildings, property management companies, condominiums and cooperatives, universities and other multi-family housing properties. We typically set pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as natural gas, electricity and water. Our size and scale offer significant advantages over our competitors in terms of operating efficiencies and the quality of service we provide our customers.
      We have grown our route business through selective acquisitions in order to expand and geographically diversify our service territories. Since January 1995, we have enhanced our national presence by completing nine significant acquisitions (as well as numerous smaller acquisitions that we refer to as “tuck ins”). As a result of the growth in our washer and dryer machine base, our revenue has increased from approximately $178.8 million for the twelve months ended March 29, 1996 to approximately $538.6 million for the fiscal year ended March 31, 2005. We believe this makes us the industry’s leading provider, with approximately 19% of the total installed machine base in North America. As a result of this strategy, we have expanded our presence from the northeastern United States to throughout North America.
      We have experienced net losses in each fiscal year since 2000, and as of March 31, 2005, we had an accumulated deficit of approximately $202.8 million and total stockholders’ equity of approximately $109.2 million. As of March 31, 2005, we had approximately $708.4 million in long-term debt.
      In addition to our route business, we rent laundry machines and other household appliances to property owners, managers of multi-family housing properties, individuals and corporate entities through our subsidiary Appliance Warehouse of America, Inc. (“AWA”). AWA is a Delaware corporation that is jointly owned by us and Coinmach Corporation (“Coinmach”), a Delaware corporation which in turn is a wholly-owned subsidiary of Coinmach Laundry Corporation (“CLC”), a Delaware corporation and our direct wholly-owned subsidiary. We also operate a laundry equipment distribution business through Super Laundry Equipment Corp., a Delaware corporation (“Super Laundry”) and our indirect wholly-owned subsidiary.
      We believe that our route business represents the industry-leading platform from which to continue the consolidation of the fragmented outsourced laundry equipment industry, as well as potentially develop and offer complementary services to other collections based route businesses such as independent payphone operators and parking meters. We intend to grow the route operation, as well as utilize our substantial sales, service, collections and security infrastructure throughout the United States to offer related services to businesses outside our existing laundry business. We also intend to continue to evaluate our investment opportunities in AWA and manage Super Laundry and the retail laundromats to improve operating efficiencies, as well as realize cost efficiencies between these businesses and our route operations. See

“Item 15 — Exhibits and Financial Statements Schedules” for financial information on each of these business lines.
      We maintain our headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which we conduct operating activities, including sales, service and collections.

Our Industry
      The laundry equipment services industry is characterized by stable operating cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. Based upon industry estimates, we believe there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.4 million of which have been outsourced to independent operators such as us and approximately 1.1 million of which continue to be operated by the owners of such locations, which we refer to as owner operators.
      We believe the industry’s consistent revenue and operating cash flows are primarily due to the long-term nature of location leases and the stable demand for laundry services. When new or renewal leases are signed, industry participants incur initial costs including the cost of washers and dryers, laundry room leasehold improvements and, at times, advance location payments. Property owners and landlords are typically responsible for utilities. Moreover, as the useful life of laundry equipment typically extends throughout the term of the contract pursuant to which it is installed, incremental capital requirements including working capital to service such contracts are not significant. Hence, the industry’s operating cash flows and capital requirements are predictable.
      Historically, the industry has been characterized by stable demand and has generally been resistant to changing market conditions and economic cycles. While the industry is affected by changes in occupancy rates of residential units, the effect of such changes is limited as laundry services are a necessity for tenants.
      The laundry equipment services industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas in the United States. According to information provided by the Multi-housing Laundry Association, the industry consists of over 250 independent operators. We believe that the highly fragmented nature of the industry, combined with the competitive advantages associated with economies of scale, will lead to further consolidation within the industry.

Business Operations

Description of Principal Operations
      The primary aspects of our route business operations include: (i) sales and marketing; (ii) location leasing; (iii) service; (iv) information management; (v) remanufacturing and (vi) revenue collection and security.

Sales and Marketing
      We market our products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. Sales personnel are paid commissions that comprise generally 50% or more of their annual compensation. Selling commissions are based on a percentage of a location’s annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve our targeted goals in securing location contracts and renewals. We believe that our sales staff is among the most competent and effective in the industry.

Location Leasing
      Our leases provide us the exclusive right to operate and service the installed laundry machines, including repairs, revenue collection and maintenance. We typically set pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.
      In return for the exclusive right to provide laundry equipment services, most of our leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of our leases require us to make advance location payments to the location owner in addition to commissions. Our leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if we do not receive minimum net revenues from a lease. We have some flexibility in negotiating our leases and, subject to local and regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance location payments. We evaluate each lease opportunity through our integrated computer systems to achieve a desired level of return on investments.
      We estimate that approximately 90% of our locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, we believe that we have retained a majority of such customers through long-standing relationships and expect to continue to service such customers. Most of our leases renew automatically or have a right of first refusal provision. Our automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2005, based on number of machines, our leases had an average remaining life to maturity of approximately 53 months (without giving effect to automatic renewals).

Service
      Our employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at our leased locations.
      Our integrated computer systems allow for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, we receive and respond to approximately 2,500 service calls. We estimate that less than 1% of our machines are out of service on any given day. The ability to reduce machine down-time, especially during peak usage, enhances revenue and improves our reputation with our customers.
      In a business that emphasizes prompt and efficient service, we believe that our integrated computer systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate our radio-equipped service vehicles and allow us to address customer needs quickly and efficiently.

Information Management
      Our integrated computer systems serve three major functions: (i) tracking the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors’ and our lease renewal schedules.
      Our computer systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, our integrated computer systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements. Given the rapid changes in technology, we are constantly working with vendors to upgrade our integrated computer systems to enhance the productivity of our workforce. To that end, we initiated a comprehensive program in September 2003 through which we will improve communications among our regions and maximize cost savings, including programs related to business intelligence, field service management and sales force automation.
      Data on machine performance is used by our sales staff to forecast revenue by location. We are able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.
      Our integrated computer systems also provide our sales staff with an extensive database essential to our marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.
      We also believe that our integrated computer systems enhance our ability to successfully integrate acquired businesses into our existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

Remanufacturing
      We rebuild and reinstall a portion of our machines at approximately one-third the cost of acquiring new machines, providing cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are added to our inventory of spare parts.

Revenue Collection and Security
      We believe that we provide the highest level of security for revenue collection control in the laundry equipment services industry. We utilize numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns and extensive monitoring of collections and personnel. We enforce stringent employee standards and screening procedures for prospective employees. Employees responsible for, or who have access to, the collection of funds are tested randomly and frequently. Additionally, our security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

Description of Complementary Operations

Rental Operations
      AWA is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, we believe this business line represents an opportunity for growth in a new market segment which is complementary to our route business. We have organically grown AWA’s operations, resulting in revenue growth from approximately $11.1 million for the fiscal year ended March 31, 1999 to approximately $34.4 million for the fiscal year ended March 31, 2005. We intend to continue our investment efforts in AWA in order to facilitate its ongoing growth. For the fiscal year ended March 31, 2005, revenue generated by AWA represented approximately 6% of our total revenue.

Distribution Operations
      Super Laundry is a laundromat equipment distribution company which was incorporated in 1995. Super Laundry’s business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry’s customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. For the fiscal year ended March 31, 2005, revenue generated by Super Laundry represented approximately 6% of our total revenue.

Customers
      No one customer accounts for more than 2% of our total revenues, with our ten largest customers representing less than 10% of our total revenues in the aggregate.

Competition
      The laundry equipment services industry is highly competitive, capital intensive and requires reliable and quality service. Despite the overall fragmentation of the industry, we believe there are currently three multi-regional route operators, including us, with significant operations throughout the United States. Our two major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp. Our two largest competitors each represent less than 10% of the total installed machine base in North America, and the remainder is highly fragmented.
      We believe our most significant competitive strength is our ability to maximize commissions and/or make advance location payments to location owners while maintaining the highest level of service. We are significantly larger than the next largest competitor, and we are the only provider with a national presence. As such, we can spread our overhead costs over a larger machine base, allowing us a competitive advantage by offering more attractive pricing terms to our customers. In addition, our national presence enables us to offer large national customers broader coverage in order to service a wider range of their properties.

Employees and Labor Relations
      As of March 31, 2005, we employed 2,082 employees (including 294 laundromat attendants in our retail laundromats in Texas and Arizona). In the Northeast region, 119 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters. We believe that we maintain a good relationship with our union and non-union employees, and we have never experienced a work stoppage since our inception.

General Development of Business
      Our original predecessor entity was founded over 50 years ago as a private, family-run business with operations in New York. Since then, the business has grown organically under its founders and subsequent owners. CSC was incorporated in the State of Delaware in December 2003.
      Since January 1995, we have enhanced our national presence by completing nine significant acquisitions (as well as numerous “tuck-in” acquisitions). As a result of the growth in our washer and dryer machine base, our revenue has increased from approximately $178.8 million for the twelve months ended March 29, 1996 to approximately $538.6 million for the fiscal year ended March 31, 2005. As a result of this strategy, we have expanded our presence from the northeastern United States to throughout North America.
      On May 12, 2000, CLC entered into an Agreement and Plan of Merger with CLC Acquisition Corporation (“CLC Acquisition”), a Delaware corporation, controlled by GTCR Fund IV. Pursuant to the merger agreement, CLC Acquisition acquired all of CLC’s outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into CLC Effective July 13, 2000, CLC Acquisition was merged with and into CLC pursuant to the terms of the merger agreement. CLC’s Class A common stock was subsequently delisted from The NASDAQ Stock Market, and CLC no longer was subject to the reporting requirements of the Exchange Act. We refer to the foregoing transactions collectively as the “Going Private Transaction.”

Appliance Warehouse Transfer
      On November 29, 2002, Coinmach transferred all of the assets of the Appliance Warehouse division of Coinmach to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to Coinmach (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of AWA preferred stock, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of AWA common stock, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA.
      In March 2003, through a series of related restructuring transactions, which we refer to herein as the “AWA Transactions,” all of the AWA Common Stock and all of the outstanding capital stock of CLC was contributed to Coinmach Holdings, LLC, a Delaware limited liability company (“Holdings”), in exchange for equity interests (in the form of common and preferred membership units) in Holdings. As a result of the AWA Transactions, (i) Holdings became the sole holder of all of the outstanding AWA Common Stock, (ii) Coinmach became the sole holder of all of the outstanding AWA Preferred Stock, (iii) CLC became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of CLC became unit holders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the Coinmach Corporation 9% senior notes due 2010 (the “9% Senior Notes”) and the Coinmach Corporation senior secured credit facility, dated January 25, 2002 (the “Senior Secured Credit Facility”).

The Initial Public Offering and Related Transactions
      On November 24, 2004, we completed an initial public offering of IDSs and a concurrent offering of 11% Senior Secured Notes sold separate and apart from the IDSs (collectively, the “IPO”). In connection with the IPO, we completed a series of corporate reorganizations and other transactions which, together with the IPO, we refer to as the “IDS Transactions.” As a result of the IDS Transactions, (i) Holdings became our controlling stockholder through its consolidated ownership of all of the Class B Common Stock, (ii) CLC and its subsidiaries became our subsidiaries and CLC became a guarantor of the 11% Senior Secured Notes, (iii) Coinmach redeemed and repaid a portion of its outstanding indebtedness and incurred intercompany indebtedness pursuant to a loan from us evidenced by an intercompany note, (iv) AWA became our wholly-owned indirect subsidiary and (v) certain equity holders of Holdings liquidated a portion of their equity interests in Holdings aggregating approximately $99.2 million, of which approximately $7.4 million was paid to GTCR-CLC, LLC and senior management and approximately $91.8 million was paid to other third parties.
Special Note Regarding Forward Looking Statements
      This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements, including, without limitation, the statements under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are usually accompanied by words such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,”

“believe,” “continue” and similar expressions. The forward looking information is based on various factors and was derived using numerous assumptions.
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
      Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions Coinmach may make to us should we elect to pay cash dividends on our common stock;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes that underlie the IDSs not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.
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

Risk Factors
      Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business and operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our IDSs could decline.

Risks Relating to Our Business

We have a history of net losses and may not generate profits in the future.
      We have experienced net losses in each fiscal year since 2000. We incurred net losses of approximately $35.3 million and $31.3 million for the fiscal year ended March 31, 2005 and for the fiscal year ended March 31, 2004, respectively. These losses have resulted from a variety of costs including, but not limited to, non-cash charges such as depreciation and amortization of intangible assets and debt financing costs resulting from our growth strategy. Continuing net losses limit our ability to service our debt and fund our operations. We may not generate net income from operations in the future.

Our business could suffer if we are unsuccessful in negotiating lease renewals.
      Our business is highly dependent upon the renewal of our lease contracts with property owners and management companies. We have historically focused on obtaining long-term, renewable lease contracts, and management estimates that approximately 90% of our locations are subject to long-term leases with initial terms of five to ten years. If we are unable to secure long-term exclusive leases on favorable terms or at all, or if property owners or management companies choose to vacate properties as a result of economic downturns that impact occupancy levels our growth, financial condition and results of operations could be adversely affected.

We may not be able to successfully identify attractive “tuck-in” acquisitions, successfully integrate acquired operations or realize the intended benefits of acquisitions.
      We evaluate from time to time opportunities to acquire local, regional and multi-regional route businesses. This strategy is subject to numerous risks, including:

•	an inability to obtain sufficient financing to complete our acquisitions;

•	an inability to negotiate definitive acquisition agreements on satisfactory terms;

•	difficulty in integrating the operations, systems and management of acquired assets and absorbing the increased demands on our administrative, operational and financial resources;

•	the diversion of our management’s attention from their other responsibilities;

•	the loss of key employees following completion of our acquisitions;

•	the failure to realize the intended benefits of our acquisitions; and

•	our being subject to unknown liabilities.
      Our inability to effectively address these risks could force us to revise our business plan, incur unanticipated expenses or forego additional opportunities for expansion.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.
      We must continue to make capital expenditures relating to our route business to maintain our operating base, including investments in equipment, advance location payments and laundry room improvements. Capital expenditures (net of proceeds from the sale of equipment and investments) in connection with maintaining and expanding our machine base for the fiscal year ended March 31, 2005 were approximately $70.3 million (excluding approximately $0.6 million relating to acquisition capital expenditures and payments of approximately $4.3 million relating to capital lease obligations) and for the fiscal year ended March 31, 2004 were approximately $84.8 million (excluding approximately $3.6 million relating to acquisitions and payments of approximately $4.0 million relating to capital lease obligations). We may have unanticipated capital expenditure requirements in the future. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

Reduced occupancy levels could adversely affect us.
      Extended periods of reduced occupancy can adversely affect our operations. In a period of occupancy decline, we could be faced with reductions in revenues and cash flow from operations in certain areas. In past periods of occupancy decline, we designed incentive programs that were successful in maintaining stable profit margins by offering owners and management companies, financial incentives relating to increased occupancy levels in exchange for certain guaranteed minimum periodic payments. Although we are geographically diversified and our revenue is derived from a large customer base, we may not be able to maintain our revenue levels or cash flow from operations in periods of low occupancy.

Our business could be adversely affected by the loss of one or more of our key personnel.
      Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. We do not maintain insurance policies with respect to the retention of such employees, and our operations could be affected adversely if, for any reason, such officers or key employees do not remain with us.

Our industry is highly competitive, which could adversely affect our business.
      The laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. The industry is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas. Notwithstanding the fragmentation of the industry, there are currently three companies, including us, with significant operations in multiple regions throughout the United States. Some of our competitors may possess greater financial and other resources. Furthermore, current and potential competitors may make acquisitions or may establish relationships among themselves or with third parties to increase their ability to compete within the industry. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, our business, operating results, financial condition and cash flows could be materially adversely affected.

Our business may be adversely affected by compliance obligations and liabilities under environmental laws and regulations.
      Our business and operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the best of management’s knowledge, there are no existing or potential environmental claims against us, nor have we received any notification of responsibility for, or any inquiry or investigation regarding, any disposal, release or threatened release of any hazardous material, substance or waste generated by us that is likely to have a material adverse effect on our business or financial condition. However, we cannot predict with any certainty that we will not in the future incur any liability under environmental laws and regulations that could have a material adverse effect on our business or financial condition.

Current Arizona, California, Connecticut, New Jersey and Maryland state law and proposed legislation in other states imposing heightened energy and water efficiency standards on commercial clothes washers could require a significant increase in our capital expenditures and consequently reduce our profit margins.
      Under current federal Department of Energy (referred to as the DOE) regulations, residential washers are subject to certain federal energy efficiency standards. States are explicitly preempted from regulating the energy efficiency of any products, including residential washers, covered by such federal regulations. However, the DOE does not consider “commercial” washers, including those similar in all respects to residential washers except for the addition of a coin slot or other device to accept payment, to be covered by its regulations. As a result, Arizona, California, Connecticut, New Jersey and Maryland were able to adopt statewide regulations for commercial washers which are scheduled to go into effect in 2007 and 2008. Such regulations either heightened the federal DOE energy efficiency standards applicable to residential washers, or accelerated the effective date of certain federal standards scheduled to be implemented. If the DOE does not amend the interpretation of its existing regulations to include commercial washers and thereby preclude the implementation of the Arizona, California, Connecticut, New Jersey and Maryland laws and the proposed legislation in other states, and if other states adopt standards similar to Arizona’s, California’s, Connecticut’s, New Jersey’s and Maryland’s, our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such standards. If we are unable to mitigate such increased capital through price increases, we may be unable to recover such costs and our cash flows would be materially adversely affected.

Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.
      Our board of directors adopted a dividend policy under which we intend to distribute to holders of our common stock substantially all of the cash generated by our business in excess of operating needs and amounts needed to service our indebtedness. As a result, we may not retain a sufficient amount of cash to finance growth opportunities that may arise or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not fund alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

Risks Relating to Our Securities

We have substantial indebtedness which could restrict our ability to pay interest and principal on the 11% Senior Secured Notes and to pay dividends with respect to the shares of the Class A Common Stock underlying the IDSs and the shares of Class B Common Stock and could adversely affect our financing options and liquidity position.
      We have a substantial amount of indebtedness. As of March 31, 2005, we have had total indebtedness of $708.4 million, and an additional $68.6 million available for borrowing under the Senior Secured Credit Facility.
      Our substantial indebtedness could have important consequences. For example, our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the 11% Senior Secured Notes and our other indebtedness and/or pay dividends on our Class A Common Stock and Class B Common Stock;

•	limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions, and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all;

•	limit our ability to issue new IDSs;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limit our ability to refinance our indebtedness.

We may be able to incur substantially more indebtedness, which could exacerbate the risks described above.
      We may be able to incur substantial amounts of additional indebtedness in the future, including indebtedness resulting from issuances of additional separate notes or IDSs. While the indenture governing the 11% Senior Secured Notes and the terms of our other indebtedness limit our and our subsidiaries’ ability to incur additional indebtedness, those limitations are subject to a number of exceptions. Any additional indebtedness incurred by us could increase the risks associated with our substantial indebtedness.

The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.
      We expect to pay quarterly dividends on the Class A Common Stock and annual dividends on our Class B Common Stock in accordance with the dividend policy that we adopted in connection with our IPO. However, our board of directors may, in its discretion, amend or repeal our dividend policy. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Dividend payments are not required or guaranteed, and holders of our common stock do not have any legal right to receive or require the payment of dividends. Future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition and contractual restrictions, and our ability to generate cash from our operations, which in turn is dependent on our ability to attract and retain customers and our ability to service our debt obligations and capital expenditures requirements. See “Item 5 — Market Price of and Dividends on our Common Equity and Related Stockholder Matters.” Other factors, including the pursuit of new business strategies or opportunities, increased regulatory compliance costs or lease renewal costs, changes in our competitive environment and changes in tax treatment of our debt, may also reduce cash available for dividends.
      Subject to certain limitations, commencing May 24, 2005, we may redeem all or part of the then outstanding Class B Common Stock. Any exercise by us of such redemption rights will reduce cash available for Class A Common Stock and Class B Common Stock dividend payments. Due to our currently contemplated cash uses, including dividend payments, we do not expect to retain enough cash from operations to be able to pay the 11% Senior Secured Notes, the 9% Senior Notes, or the Senior Secured Credit Facility when such indebtedness matures or when principal payments (other than regularly scheduled amortization payments under the Senior Secured Credit Facility) on such indebtedness otherwise become due. Therefore, cash available for dividends will be reduced when such payments are required, unless such indebtedness is refinanced prior to such time. In addition, any future issuances of Class A Common Stock, including but not limited to issuances pursuant to the CSC 2004 Long-Term Incentive Plan (the “2004 LTIP”) that we have adopted (whether or not such shares of Class A Common Stock underlie IDSs), and any future issuances of Class B Common Stock, will increase the number of outstanding shares of Class A Common Stock and/or Class B Common Stock and consequently will make it more difficult for us to pay dividends on our common stock at the dividend rate set forth in our dividend policy.
      The earliest that the subordination of payment of any cash dividends on the Class B Common Stock may terminate is the fiscal year ending March 31, 2008, and all shares of Class B Common Stock will then be equally entitled to cash dividend payments with all shares of Class A Common Stock, subject to the Class B Common Stock step up dividend right described below. Therefore, any cash set aside for dividends will have to be shared by the holders of the Class A Common Stock and Class B Common Stock on a pro rata basis. Since under these circumstances less cash will be available to the holders of Class A Common Stock, we may be forced to reduce cash dividends on the Class A Common Stock.
      Following the termination of the subordination provisions, each share of Class B Common Stock will be entitled to a step up dividend of 105% of the aggregate amount of dividends declared on each share of Class A

Common Stock for the four fiscal quarters occurring during any fiscal year ending after March 31, 2007 (unless, solely with respect to the fiscal years ended March 31, 2008 and March 31, 2009, the Subordination Termination Conditions have not been satisfied with respect to such fiscal year). Any excess payments in cash will reduce cash available for future Class A Common Stock dividend payments, which may force us to reduce such Class A Common Stock dividend payments.
      Furthermore, the indenture governing the 11% Senior Secured Notes contains limitations on our ability to pay dividends and the Senior Secured Credit Facility and the indenture governing the 9% Senior Notes contain restrictions on the ability of Coinmach to pay dividends to us. For more information regarding restrictive covenants in agreements governing our indebtedness, see “— Restrictive covenants in our current and future indebtedness could adversely restrict our operating flexibility.” Holders of IDSs, Class A Common Stock and Class B Common Stock may not receive the level of dividends provided for in our dividend policy or any dividends at all.
      Delaware law also restricts our ability to pay dividends. Under Delaware law, our board of directors and the boards of directors of our corporate subsidiaries may declare dividends only to the extent of our “surplus,” which is total assets at current value minus total liabilities at current value (as each may be determined in good faith by our board of directors), minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

There is no active trading market for our debt-only or equity-only securities, which could prevent us from issuing debt-only or equity-only securities and may limit our ability to obtain future financing.
      If we are unable to issue additional IDSs, we may be forced to rely on the sale of debt-only or equity-only securities as an additional source of capital. However, the absence of a liquid market for separate notes or shares of the Class A Common Stock may make the issuance by us of separate notes or Class A Common Stock relatively less appealing, limiting our ability to obtain debt-only or equity-only financing on reasonable terms or at all. If we are unable to raise capital through a debt-only or equity-only financing, we may be forced to enter into more costly financing arrangements in order to fund working capital and capital expenditures and otherwise service our liquidity needs.

We are a holding company with no direct operations, and therefore our ability to make payments under the 11% Senior Secured Notes or declare and distribute dividends on the Class A Common Stock and Class B Common Stock depends on cash flow from our subsidiaries.
      We are a holding company with no operations. Consequently, we will depend on distributions or other intercompany transfers from our subsidiaries (including payments under the Intercompany Loan from Coinmach) to make interest and principal payments on the 11% Senior Secured Notes and to pay dividends on the Class A Common Stock and Class B Common Stock. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

•	their earnings;

•	covenants contained in our and their debt agreements, including the amended Senior Secured Credit Facility, the indenture governing the 9% Senior Notes and the indenture governing the 11% Senior Secured Notes;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions.
      Restrictions on Coinmach’s ability to pay dividends contained in the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility are different, and potentially more restrictive, than the restrictions on CSC’s ability to pay dividends contained in the indenture governing the 11% Senior Secured Notes. Therefore, circumstances may arise where, although CSC would be permitted to pay dividends under the indenture governing the 11% Senior Secured Notes, Coinmach would be unable to provide CSC with the cash to actually pay such dividends as well as interest on the 11% Senior Secured Notes. We cannot give assurance that the operating results of our subsidiaries will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay any amounts due under the 11% Senior Secured Notes or the amounts intended under our dividend policy.

Restrictive covenants in our current and future indebtedness could adversely restrict our operating flexibility.
      The indenture governing the 9% Senior Notes contains and the indenture governing the 11% Senior Secured Notes will contain covenants that restrict the ability of Coinmach and CSC, respectively, as well as the ability of their respective restricted subsidiaries, to:

•	incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens;

•	pay dividends or make other restricted payments;

•	make certain investments;

•	sell or make certain dispositions of assets;

•	engage in sale and leaseback transactions;

•	engage in transactions with affiliates;

•	place restrictions on the ability of their respective restricted subsidiaries to pay dividends, or make other payments, to Coinmach or CSC; and

•	engage in mergers or consolidations and transfers of all, or substantially all of the assets of Coinmach or CSC, respectively.
      In addition, the Senior Secured Credit Facility contains, and the terms of any other indebtedness that we or our subsidiaries may enter into may contain, other and more restrictive covenants that limit our and our subsidiaries’ ability to incur indebtedness, and make capital expenditures and limit our subsidiaries’ ability to make distributions or pay dividends to us. These covenants may also require us and/or our subsidiaries to meet or maintain specified financial ratios and tests. Our ability to comply with the ratios and tests under these covenants may be affected by events beyond our control, including prevailing economic, financial, regulatory or industry conditions. A breach of any of such covenants, ratios or tests could result in a default under the Senior Secured Credit Facility, the indenture governing the 9% Senior Notes and the indenture governing the 11% Senior Secured Notes.

Lack of a significant amount of cash could adversely affect our growth, financial condition and results of operations.
      Our ability to make payments on, refinance or repay our debt, or to fund planned capital expenditures and expand our business, will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot give assurance that our business will generate enough cash to enable us to pay our outstanding debt or fund our other liquidity and capital needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to obtain such capital from additional borrowings or other sources, including:

•	sales of certain assets to meet our debt service requirements;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.
If we cannot satisfy our cash requirements, our growth, financial condition and results of operations could suffer.

Voting control of us by Holdings may prevent the holders of IDSs from receiving a premium in the event of a change of control and may create conflicts of interest.
      As of March 31, 2005, Holdings was in control of approximately 73% of our voting power and therefore will exert substantial control over our business and over matters submitted to our stockholders for approval. Such voting control could have the effect of delaying, deferring or preventing a change in control, merger or tender offer of us, which would deprive our securityholders of an opportunity to receive a premium for our securities and may negatively affect the market price of such securities. Moreover, Holdings could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of the other holders of our securities.
      The interests of the equity investors in Holdings (which equity investors include our management and certain of our directors) may conflict with the interests of other holders of our securities. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these parties as indirect holders of equity might conflict with the interests of a holder of the 11% Senior Secured Notes. These parties also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the 11% Senior Secured Notes.

We will not be able to deduct interest on the 11% Senior Secured Notes if the 11% Senior Secured Notes are not respected as debt for U.S. federal income tax purposes.
      No statutory, judicial or administrative authority directly addresses the treatment of the IDSs or instruments similar to the IDSs for U.S. federal income tax purposes. As a result, the U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are not certain. If the IRS takes the position that the 11% Senior Secured Notes are equity for U.S. federal income tax purposes and that position were sustained by the courts, no payments on the 11% Senior Secured Notes would be treated as interest. As a result, we would not be able to take a deduction for interest on the 11% Senior Secured Notes on our U.S. federal income tax return or any state return following the federal treatment. This would materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. This could reduce our after-tax cash flow and materially adversely affect our ability to make interest payments on the 11% Senior Secured Notes and to distribute dividends on the Class A Common Stock and Class B Common Stock. In addition, if the 11% Senior Secured Notes were treated as equity, such treatment could adversely affect the amount, timing, character and other U.S. federal income tax treatment of income, gain or loss in respect of an investment in IDSs. For example, holders that are not U.S. persons would be subject to U.S. federal withholding and estate taxes in the same manner as they will be with regard to the Class A common stock.

The separation of IDSs into shares of Class A Common Stock and 11% Senior Secured Notes may diminish the value of an investment in IDSs.
      The IDSs will automatically and permanently separate into shares of Class A Common Stock and the 11% Senior Secured Notes on the fifteenth anniversary of the original issue date of the IDSs offered hereby. In addition, upon the occurrence of certain other events IDSs will automatically and, in some cases, permanently, separate. Furthermore, a holder of IDSs may voluntarily separate its IDSs on and after the 45th day after the original issue date of the IDSs.
      If IDSs separate, we cannot assure a holder of IDSs that an active trading market will develop for shares of Class A Common Stock and the 11% Senior Secured Notes as separate securities. Even if an active trading market for either of such securities were to develop, the value of such separately held Class A Common Stock and the 11% Senior Secured Notes may be less than that of the equivalent amount of IDSs.
      Conversely, if at any time all IDSs are not separated, we cannot predict what affect any separate trading market in Class A Common Stock or the 11% Senior Secured Notes would have on the value of then outstanding IDSs. Such a separate trading market may cause the value of a security underlying an IDS to be less than the value of the same security not underlying an IDS, which in turn may make separation of then outstanding IDSs more attractive. Any reduction in outstanding IDSs would decrease the liquidity for the remaining IDSs and could cause the IDSs to be delisted.
Available Information
      Under the Securities Exchange Act of 1934, as amended, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.
      We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.coinmachservicecorp.com.
      On November 19, 2004, we adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our and our subsidiaries’ employees, officers and directors. On such date we also adopted a Supplemental Code of Ethics for the CEO and Senior Financial Officers. The full text of each such code is available at the investor relations section of our web site, http://www.coinmachservicecorp.com. We intend to disclose amendments to, or waivers from, each such code in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and make such disclosures available on our web site.
      The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 2.	PROPERTIES
      As of March 31, 2005, we leased 64 offices throughout our operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of our leased properties service our core route operations.
      We presently maintain our headquarters in Plainview, New York, leasing approximately 11,600 square feet pursuant to a ten-year lease scheduled to terminate September 30, 2011. Our Plainview facility is used for general and administrative purposes.
      We also maintain a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five-year lease scheduled to terminate September 30, 2006.

Item 3.	LEGAL PROCEEDINGS
      We are party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon our financial condition, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

PART II

Item 5.	MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Holders
      We have outstanding two separate classes of common stock, the Class A Common Stock and the Class B Common Stock.
      We completed the IPO of IDSs at a public offering price of $13.64 per IDS. Our IDSs, each representing one share of Class A Common Stock and $6.14 principal amount of 11% Senior Secured Notes, are traded on the American Stock Exchange (“AMEX”) under the symbol “DRY” and have been so traded since November 24, 2004.
      As of June 1, 2005, Cede & Co. (nominee of The Depository Trust Company (DTC)) was the only holder of record of our 18,911,532 IDSs outstanding. Cede & Co. holds the IDSs on behalf of approximately 63 participants in the DTC system, which in turn hold on behalf of beneficial owners. IDSs are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the underlying shares of Class A Common Stock. Subject to certain limitations, holders of our IDSs will have the right to separate each IDS into the shares of Class A Common Stock and 11% Senior Secured Notes represented thereby. On June 1, 2005, the closing price of our IDSs on AMEX was $12.94.
      Although there has been no trading of the Class A Common Stock on a stand alone basis, the following table sets forth the high and low closing prices for the IDSs, as reported on AMEX, for the periods indicated. The prices shown below do not include retail markups, markdowns or commissions.

Fiscal Quarter Ended	High	Low	IDS Distribution

December 31, 2004	$13.80	$13.10	$0.15833
March 31, 2005	$13.75	$12.30	$0.37500
      There is no established public trading market for the Class B Common Stock. As of June 1, 2005, Holdings was the only holder of record of our 24,980,445 shares of Class B Common Stock outstanding.
Dividends
      Pursuant to a dividend policy that was adopted by our board of directors upon completion of the IPO, we intend to declare and pay regular quarterly dividends on the Class A Common Stock and dividends no more frequently than annually on the Class B Common Stock, as described below. Cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would under this policy generally be available for distribution as regular cash dividends. This policy reflects our judgment that our stockholders would be better served if we distributed our available cash to them instead of retaining it in our business. Dividends, however, are payable at the discretion of our board of directors. Even though we adopted a dividend policy, nothing requires us to pay dividends. Holders of the Class A Common Stock and Class B Common Stock may not receive any dividends for a number of reasons, including but not limited to those noted below:

•	although the dividend policy we adopted contemplates the distribution of our excess cash, this policy can be modified or revoked at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

•	the amount of dividends distributed is subject to state law restrictions;

•	there is no legal, contractual or other requirement that we pay dividends in the amounts stated, or at all, and the dividends are neither mandatory nor guaranteed;

•	we may not have enough cash to pay dividends due to changes in our operating income, working capital requirements, anticipated cash needs, and borrowing capacity (including as a result of borrowings to fund prior dividend payments); and

•	the payment of dividends is subject to covenant restrictions in documents or agreements governing our indebtedness, including (i) the indenture governing the 11% Senior Secured Notes, which contains a restricted payments covenant that limits our ability to pay dividends; (ii) the Senior Secured Credit Facility, which requires Coinmach to meet quarterly financial maintenance tests; and (iii) the indenture governing the 9% Senior Notes, which contains a restricted payments covenant that limits Coinmach’s ability to pay dividends.
      The indenture governing the 11% Senior Secured Notes permits quarterly dividend payments for the life of the 11% Senior Secured Notes to the extent our distributable cash flow exceeds our consolidated interest expense, so long as we satisfy an interest coverage test for the preceding fiscal quarter and no default is continuing. The interest coverage test has the following elements:

•	our consolidated interest expense must be less than 90% of our distributable cash flow;

•	we and our restricted subsidiaries must also have cash or borrowings available in excess of reasonably anticipated consolidated interest expense on outstanding indebtedness and on indebtedness we intend to incur for the two subsequent fiscal quarters; and

•	we must have amounts available or owed to us from our restricted subsidiaries sufficient to make cash interest payments on our indebtedness, including the notes, during the two subsequent fiscal quarters and on indebtedness that we intend to incur during the two subsequent fiscal quarters.
      We made our first dividend payment on the Class A Common Stock of $0.08704 per share on March 1, 2005, to holders of record as of the close of business on February 25, 2005, which was a dividend payment for the period commencing on November 24, 2004, the date of completion of the IPO, and ending on December 31, 2004.
      In addition, we made our first dividend payment on the Class B Common Stock of $0.04226 per share on March 1, 2005, to holders of record as of close of business on February 25, 2005, which was a dividend payment for the period commencing on November 24, 2004 and ending on December 31, 2004.
      Dividend payments on the Class A Common Stock will be payable in respect of the completed fiscal quarter immediately preceding a payment date. On May 12, 2005, we announced the declaration of a regular quarterly cash dividend of $0.20615 per share on the Class A Common Stock, payable to holders of record on May 25, 2005. We paid this dividend on June 1, 2005.
      We intend to pay dividends on the Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. We also intend to pay dividends on the Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year, subject to the limitations described below, and subject to the exceptions described below with respect to such dividends, if any, payable on June 1, 2006.
      Prior to the IPO, we did not pay any dividends on the Class A Common Stock or the Class B Common Stock.

Subordination of Class B Common Stock Dividends

Fiscal Years Ending On or Prior to March 31, 2007
      Our certificate of incorporation provides that the rights of holders of shares of Class B Common Stock to receive cash dividends for any fiscal year ending on or prior to March 31, 2007 are subordinated to the rights of holders of shares of Class A Common Stock to receive cash dividends for the same period.

      We intend to pay on June 1, 2006 cash dividends on each share of Class B Common Stock for the fiscal quarter ending March 31, 2005 and the fiscal year ending March 31, 2006 equal to the cash dividends paid or to be paid contemporaneously on each share of Class A Common Stock for such fiscal quarter and fiscal year, respectively, up to an aggregate amount not exceeding $2.5 million and $10.0 million, respectively, so long as cash dividends for such fiscal quarter and fiscal year, respectively, have been or will contemporaneously be paid to holders of shares of Class A Common Stock in an aggregate amount at least equal to the dividend rate set forth in our dividend policy. We intend to pay on June 1, 2007 cash dividends on each share of Class B Common Stock for the fiscal year ending March 31, 2007 equal to the cash dividends paid or to be paid contemporaneously on each share of Class A Common Stock for such fiscal year up to an aggregate amount not exceeding $10.0 million, so long as cash dividends for such fiscal year have been or will contemporaneously be paid to holders of shares of Class A Common Stock in an aggregate amount at least equal to the dividend rate set forth in our dividend policy.

Fiscal Years Ending After March 31, 2007
      Under our certificate of incorporation, the rights of holders of shares of Class B Common Stock to receive cash dividends with respect to the fiscal years ending March 31, 2008 and 2009 will, under the conditions described below, be subordinated to the rights of holders of shares of Class A Common Stock to receive cash dividends. In no event will the subordination requirement apply to any fiscal year thereafter. However, subject to the limitations described below, shares of Class B Common Stock will not be entitled to receive dividends for any such fiscal year unless dividends are also declared and paid on shares of Class A Common Stock for such fiscal year.
      If we pay cash dividends on the Class A Common Stock with respect to any fiscal year ending after March 31, 2007, we are required to pay on June 1 immediately following such fiscal year cash dividends on each share of Class B Common Stock for such fiscal year equal to the cash dividends paid or to be contemporaneously paid on each share of Class A Common Stock for such fiscal year, provided that if the Subordination Termination Conditions (as defined below) are not met for such fiscal year, no such cash dividends may be paid on the Class B Common Stock with respect to such fiscal year unless (i) cash dividends for such fiscal year will contemporaneously be paid to holders of shares of Class A Common Stock in an aggregate amount at least equal to the dividend rate set forth in our initial dividend policy and (ii) the aggregate amount of cash dividends paid on all the outstanding shares of Class B Common Stock for such fiscal year does not exceed $10.0 million.
      Notwithstanding anything to the contrary in the immediately preceding paragraph, following the satisfaction of the Subordination Termination Conditions for any fiscal year to which such Subordination Termination Provisions apply, the cash dividends payable on each share of the Class B Common Stock shall be equal to 105% of the aggregate amount of dividends payable on each share of Class A Common Stock for such fiscal year and the Subordination Termination Conditions shall be deemed to have been satisfied for such fiscal year and each fiscal year thereafter.
      The “Subordination Termination Conditions” are only applicable to the fiscal years ending March 31, 2008 and March 31, 2009, and will not be satisfied with respect to such fiscal year if either (i) our consolidated EBITDA (generally defined as earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization) for such fiscal year was less than $165.0 million or (ii) the ratio of (x) our consolidated indebtedness on the last day of such fiscal year minus the amount, as of such day, of cash and cash equivalents held by us and our consolidated subsidiaries in excess of $25.0 million to (y) our consolidated EBITDA for such fiscal year was greater than 4.5 to 1.0, provided, that if the Subordination Termination Conditions is satisfied with respect to the fiscal year ending March 31, 2008, then the Subordination Termination Conditions shall be deemed to have been satisfied for the fiscal year ending March 31, 2009 regardless of whether we would satisfy the Subordination Termination Conditions for such year without giving effect to this proviso.

      Holders of a majority of our outstanding shares of Class B Common Stock may at any time, voting as a single class, waive the rights of all holders of shares of Class B Common Stock to all or any portion of cash dividends to which they are entitled.

Restrictions on Dividend Payments
      There can be no assurance that we will continue to pay dividends at the levels set forth in our dividend policy, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board or directors and will be dependent upon many factors and future developments that could differ materially from our expectations. See “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.”
      Our ability to pay dividends on shares of our capital stock depends on, among other things, our results of operations, cash requirements, financial condition and contractual restrictions, including but not limited to the terms of the indenture governing the 11% Senior Secured Notes. Our ability to generate cash from our operations, which in turn is dependent on our ability to attract and retain customers and our ability to service our debt obligations and capital expenditures requirements, is a significant factor affecting the amount of cash available for dividends. Other factors, including the pursuit of new business strategies or opportunities, increased regulatory compliance costs or lease renewal costs, changes in our competitive environment and changes in tax treatment of our debt, may also reduce cash available for dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Capital Needs and Resources.”
      Capital expenditures related to the maintenance of our operations are intended to sustain the current service capacity and efficiency of our operations and primarily consist of machine expenditures (including machine replacements), advance location payments and laundry room improvements. Our customer contracts typically mature each year at a consistent rate. Therefore, our capital expenditures for maintenance of our machine base have generally been predictable and recurring in nature and without significant fluctuation. On an annual basis, we do not expect capital expenditures requests to vary significantly.
      Nevertheless, our anticipated capital expenditures, as well as other currently contemplated uses of available cash, could change based on competitive or other developments (which could, for example, increase our need for capital expenditures or working capital), new growth opportunities or other factors. Our board of directors is free to depart from or change our dividend policy at any time and could reduce dividends, for example, if it were to determine that we had insufficient cash (including borrowing capacity under the Senior Secured Credit Facility) to both pay dividends at the initial dividend rate and take advantage of growth opportunities. In such a situation, our board could alternatively choose to continue to pay dividends at the initial dividend rate and forego such opportunities. See “Item 1 — Business — Risk Factors — Risks Relating to Our Business — Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.”
      If the IRS were successfully to challenge our position that the 11% Senior Secured Notes are debt for U.S. federal income tax purposes, the cumulative interest expense associated with the 11% Senior Secured Notes would no longer be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. Any disallowance of our ability to deduct interest expense could reduce our after-tax cash flow and materially adversely affect our ability to make cash dividend payments on our common stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest payments and existing contractual obligations, we estimate that for the fiscal year ended March 31, 2006 cash flow from operations, along with available cash and cash equivalents and borrowing capacity under the Senior Secured Credit Facility, will be sufficient to fund our operating needs and also to make our intended dividend payments even if the interest expense deduction is disallowed. However, if in the future we cannot generate sufficient cash flow to meet our needs, we may be required to reduce or eliminate dividends on our common stock. See “Item 1 — Business — Risk Factors — Risks Relating To Our Securities — We will not be able to deduct interest on the 11% Senior Secured Notes if the 11% Senior

Secured Notes are not respected as debt for U.S. federal income tax purposes” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies: Use of Estimates — Accounting Treatment for IDSs.” As of March 31, 2005, we had approximately $102.0 million in net operating loss carryforwards. Such net operating loss carryforwards expire between the fiscal years ending March 31, 2006 and March 31, 2025. Application of such net operating losses in determining our taxable net income is subject to annual limitations regarding changes in ownership that are contained in the Internal Revenue Code.
      We may not generate sufficient EBITDA to enable us to pay dividends on our common stock. If our EBITDA is not sufficient, we may be required to do one or more of the following in order to enable us to pay dividends on our common stock: (i) reduce our capital expenditures, (ii) fund capital expenditures or other costs and expenses with borrowings under the Senior Secured Credit Facility, (iii) evaluate other funding alternatives, such as capital markets transactions, refinancing or restructuring our consolidated indebtedness, asset sales, or financing from third parties, or (iv) seek an amendment, waiver or other modification from requisite lenders under the Senior Secured Credit Facility and/or holders of the 9% Senior Notes, in each case to the extent Coinmach failed to satisfy the applicable restrictions contained in the Coinmach Senior Secured Credit Facility or the indenture governing the 9% Senior Notes and was limited from making dividends or distribution to us. Additional sources of funds may not be available on commercially reasonable terms or at all or may not be permitted pursuant to the terms of our existing indebtedness. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our future liquidity, our ability to adapt to changes in our industry and our ability to expand our business. In addition to any of the foregoing options that may be available to us, our board of directors may at any time and in its absolute discretion reduce the level of dividends provided for in our dividend policy or eliminate such dividends entirely.
      Our payment of dividends also depends on provisions of applicable law and other factors that our board of directors may deem relevant. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is total assets at current value minus total liabilities at current value (as each may be determined in good faith by our board of directors), minus statutory capital), or if there is no surplus, out of our net profits, if any, for the then current and/or immediately preceding fiscal years. Dividend payments are not required or guaranteed, and holders of our capital stock do not have any legal right to receive or require the payment of dividends.
      Subject to certain limitations, commencing May 24, 2005, the six month anniversary of the IPO, we may redeem all or part of the then outstanding Class B Common Stock on a pro rata basis. Any exercise by us of such redemption rights will reduce cash available for Class A Common Stock dividends. Due to our currently contemplated cash uses, including dividend payments, we do not expect to retain enough cash from operations to be able to pay the 11% Senior Secured Notes, the 9% Senior Notes, or the Senior Secured Credit Facility when such indebtedness matures or when principal payments (other than regularly scheduled amortization payments under the Senior Secured Credit Facility) on such indebtedness otherwise becomes due. Therefore, cash available for dividends will be reduced when such payments are required, unless such indebtedness is refinanced prior to such time. There can be no assurance, however, that we will be able to refinance such indebtedness on commercially reasonable terms, on terms as favorable as the refinanced indebtedness or at all. A failure to refinance such indebtedness or pay it when it becomes due would cause a default under the Senior Secured Credit Facility, the indenture governing the 9% Senior Notes and the indenture governing the 11% Senior Secured Notes. See “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — We have substantial indebtedness which could restrict our ability to pay interest and principal on the 11% Senior Secured Notes and to pay dividends with respect to the shares of the Class A Common Stock underlying the IDSs and the shares of Class B Common Stock and could adversely affect our financing options and liquidity position.”

Securities Authorized for Issuance under Equity Compensation Plans
      As of March 31, 2005, the following equity securities are authorized for issuance under our 2004 LTIP:

	Number of		Number of Securities
	Securities to Be	Weighted-Average	Remaining Available for
	Issued Upon	Exercise Price of	Future Issuance Under
Plan Category	Exercise of Rights	Outstanding Rights	Equity Compensation Plans

Equity compensation plans approved by stockholders	N/A	N/A	2,836,729	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	2,836,729

(1)	Total number of securities authorized for issuance under our 2004 LTIP is calculated as 15% of the Class A Common Stock outstanding at the time of the IPO.
      As of March 31, 2005, we had not issued any securities under the 2004 LTIP.

Item 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
(In thousands of dollars, except ratios and per share data)
      The following tables present the selected consolidated historical financial data of CLC, which is similar in all material respects to our consolidated historical financial data after the completion of the IPO for all periods ended and as of the dates indicated. We derived certain of the historical data for the fiscal years ended March 31, 2005 (“2005 Fiscal Year”), March 31, 2004 (“2004 Fiscal Year”), March 31, 2003 (“2003 Fiscal Year”), March 31, 2002 (“2002 Fiscal Year”), the nine month period from July 1, 2000 to March 31, 2001 (“Post-Transaction”) and the three month period from April 1, 2000 to June 30, 2000 (“Pre-Transaction”) from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated historical financial statements and the related notes thereto included in “Item 8 — Financial Statements and Supplementary Data” and with the information presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Nine Months	Three Months
					July 1, 2000 to	April 1, 2000 to
	Fiscal Year Ended March 31,				March 31, 2001	June 30, 2000

					Pre-Going	Pre-Going
					Private	Private
	2005	2004	2003	2002	Transaction(10)	Transaction(11)

Operations Data:
Revenues	$538,604	$531,088	$535,179	$538,895	$393,608	$134,042
Transaction costs(1)	(17,389)	—	—	(11,402)	—	—
Operating income	49,641	47,112	55,348	36,270	17,528	10,597
Net loss(2)	(35,325)	(31,331)	(3,200)	(42,335)	(29,063)	(4,759)
Net loss attributable to common stockholders per Class A Common Share(3)	(1.13)	—	—	—	—	—
Net loss attributable to common stockholders per Class B Common Share(3)	(1.18)	(1.25)	(0.96)	(1.45)	(1.16)	(0.19)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$57,271	$31,620	$27,428	$27,820	$25,859
Property and equipment, net	264,264	283,688	286,686	284,413	276,004
Contract rights, net	309,698	323,152	335,327	348,462	373,352
Advance location payments	72,222	73,253	70,911	69,257	74,233
Goodwill, net	204,780	204,780	203,860	204,284	218,744
Total assets	956,676	959,508	976,163	992,075	1,017,012
Total long-term debt(4)	708,391	717,631	718,112	737,555	698,719
Preferred stock	—	265,914	241,200	220,362	200,065
Stockholders equity (deficit)	109,215	(169,619)	(138,460)	(113,743)	(51,543)
Financial Information and Other Data:
Cash flow provided by operating activities	104,998	$97,052	$103,900	$77,799	$68,014	$17,314
Cash flow used in investing activities	(70,927)	(88,449)	(81,330)	(82,255)	(66,202)	(24,273)
Cash flow (used in) provided by financing activities	(8,420)	(4,411)	(22,962)	6,417	(530)	8,362
EBITDA(5)(6)	142,692	155,689	159,526	154,565	117,920	42,154
EBITDA margin(7)	26.5%	29.3%	29.8%	28.7%	30.0%	31.5%
EBITDA without Transaction costs	160,081	155,689	159,526	165,967	117,920	42,154
Operating margin(8)	9.2%	8.9%	10.3%	6.7%	4.5%	7.9%
Capital expenditures(9)
Capital expenditures	$71,495	$86,732	$86,685	$79,464	$60,620	$24,273
Acquisition capital expenditures	628	3,615	1,976	3,723	5,582	—

(1)	Transaction costs in the 2005 Fiscal Year consist of the following costs incurred in connection with the IDS Transactions: (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) the write-off of deferred financing costs relating to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million and (d) special bonuses related to the IDS Transactions aggregating approximately $0.6 million. Transaction costs in the 2002 Fiscal Year consist of costs incurred in connection with Coinmach’s refinancing on January 25, 2002.

(2)	For the 2005 Fiscal Year, net loss includes approximately $18.2 million of preferred stock dividend recorded as interest expense. For the 2004 Fiscal Year, net loss includes approximately $24.7 million of preferred stock dividend recorded as interest expense. As required by SFAS No. 150, accrued and unpaid dividends prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Preferred stock dividends for the 2003 Fiscal Year and the 2002 Fiscal Year and for the nine-month period from July 1, 2000 to March 31, 2001 were approximately $20.8 million, $20.4 million and $12.7 million, respectively.

(3)	Net loss attributable to common stockholders per share of Class A Common Stock and Class B Common Stock for the 2005 Fiscal Year was calculated by dividing the net loss attributable to Class A Common Stock and Class B Common Stock by the respective weighted average number of shares outstanding. For the 2004 Fiscal Year, 2003 Fiscal Year, 2002 Fiscal Year and for the nine-month period from July 1, 2000 to March 31, 2001 and the three month period from April 1, 2000 to June 30, 2000, there was no Class A Common Stock outstanding. For these periods, the calculation of net loss attributable to common stockholders per share of Class B Common Stock assumes that 24,980,445 shares of Class B Common Stock were outstanding.

(4)	Total long-term debt at March 31, 2001 does not include unamortized premium of $5,555, recorded as a result of the issuance by Coinmach of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 (the “11 3/4% Senior Notes”) in October 1997. The 11 3/4% Senior Notes were redeemed on February 25, 2002 and the unamortized premium on such date was included in the determination of the loss on extinguishment of debt.

(5)	EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in our financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following tables reconcile our net loss and cash flow provided by operating activities to EBITDA for each period presented (in thousands).

					Nine Months	Three Months
					July 1, 2000 to	April 1, 2000
					March 31,	to June 30,
					2001	2000

	Fiscal Year Ended March 31,				Post-Going	Pre-Going
					Private	Private
	2005	2004	2003	2002	Transaction	Transaction

Net loss	$(35,325)	$(31,331)	$(3,200)	$(42,335)	$(29,063)	$(4,759)
(Benefit) provision for income taxes	(10,166)	(3,648)	381	(5,833)	(8,620)	(1,329)
Interest expense	58,572	57,377	58,167	73,036	52,461	16,685
Interest expense — preferred stock	18,230	24,714	—	—	—	—
Interest expense — escrow interest	941	—	—	—	—	—
Depreciation and amortization	110,440	108,577	104,178	129,697	103,142	31,557

EBITDA(5)	$142,692	$155,689	$159,526	$154,565	$117,920	$42,154

					Nine Months	Three Months
					July 1, 2000	April 1, 2000
					to March 31,	to June 30,
					2001	2000

	Fiscal Year Ended March 31,				Post-Going	Pre-Going
					Private	Private
	2005	2004	2003	2002	Transaction	Transaction

Cash flow provided by operating activities	$104,998	$97,052	$103,900	$77,799	$68,014	$17,314
Loss on extinguishment of debt(i)	—	—	—	(11,402)	—	—
Interest expense	58,572	57,377	58,167	73,036	52,461	16,685
Interest expense-escrow interest	941	—	—	—	—	—
Gain on sale of investment and equipment	557	1,232	3,532	147	—	—
Loss on redemption of 9% Senior Notes	(14,770)	—	—	—	—	—
Stock based compensation	(74)	(176)	(338)	(530)	(1,125)	(118)
Change in operating assets and liabilities	(5,206)	2,513	(3,693)	18,100	(1,161)	7,874
Deferred taxes	10,166	3,753	16	4,247	8,478	1,873
Amortization of debt discount and deferred issue costs	(2,326)	(2,414)	(2,439)	(2,008)	(1,052)	(454)
Amortization of premium on 11 3/4% Senior Notes	—	—	—	1,009	925	309
(Benefit) provision for income taxes	(10,166)	(3,648)	381	(5,833)	(8,620)	(1,329)

EBITDA(5)	$142,692	$155,689	$159,526	$154,565	$117,920	$42,154

(i)	Loss on extinguishment of debt for the fiscal year ended March 31, 2002 consists of costs incurred in connection with Coinmach’s refinancing on January 25, 2002.

(6)	The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to take into account transaction costs aggregating approximately $17.4 million in connection with the IDS Transactions consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) the write-off of deferred financing costs relating to the redemption of the

9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million, and (d) special bonuses related to the IDS Transactions aggregating approximately $0.6 million. The computation of EBITDA for the 2002 Fiscal Year has not been adjusted to take into account transaction costs consisting of costs incurred in connection with Coinmach’s refinancing on January 25, 2002.

(7)	EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with U.S. generally accepted accounting principles.

(8)	Operating margin represents operating income as a percentage of revenues.

(9)	Capital expenditures represent amounts expended for property, equipment and leasehold improvements, as well as for advance location payments to location owners. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators.

(10)	Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Going Private Transaction.

(11)	As a result of the Going Private Transaction that was accounted for using the purchase method of accounting, and due to a practice known as “push down” accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), Coinmach adjusted its consolidated assets and liabilities to their estimated fair values, based on valuations, estimations and other studies. Therefore, the financial statements presented for the Post-Transaction period are not comparable to the financial statements presented for the Pre-Transaction period. Had the Going Private Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the Pre-Transaction period ended June 30, 2000. This includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Going Private Transaction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis pertains to our results of operations and financial position for the years indicated and should be read in conjunction with the consolidated financial statements and related notes thereto referred to in “Item 8 — Financial Statements and Supplementary Data.” Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below under “Item 1 — Business — Special Note Regarding Forward Looking Statements,” and the other risks set forth in “Item 1 — Business — Risk Factors.” Should any of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.
Introduction
      Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to continue to incur net losses.
Overview
      We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease.
      Included in our route business are retail laundromats which we operate in Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations.
      In addition to our route business, we also operate an equipment rental business through AWA. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and, to a lesser extent, individuals and corporate entities.
      We also operate an equipment distribution business through Super Laundry. Super Laundry’s business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

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
Critical Accounting Policies: Use of Estimates
      Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
      Revenue and cash and cash equivalents include an estimate of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations. We calculate the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days the location had not been collected. We analytically review the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.
      We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at March 31, 2005 was approximately $3.8 million.
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
      We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2005 and 2004 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2005 was performed and it was determined that no impairment exists.
      Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The useful lives being used to amortize contract rights range from approximately 30 to 35 years.
      We have twenty-eight geographic regions to which contract rights have been allocated, which regions represent the lowest level of identifiable cash flows in grouping contract rights. Each region consists of approximately 1,000 to 8,000 contracts for the various locations/ properties that comprise that region. We do not analyze impairment of contract rights on a contract-by-contract basis. Although we have contracts at every location/ property and analyze revenue and certain direct costs on a contract-by-contract basis, we do not allocate common region costs and servicing costs to each contract.
      We assess the recoverability of location contract rights and long-lived assets on a region-by-region basis. We evaluate the financial performance/ cash flows for each region. This evaluation includes analytically comparing the financial results/ cash flows and certain statistical performance measures for each region to prior period/year actuals and budgeted amounts. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases and the regions general economic conditions. In addition, each year we lose a certain amount of our existing machine base, which essentially equates to loss of contract rights. Such loss has historically averaged approximately 3% annually. The accelerated amortization of contract rights is designed to capture and expense this shrinking machine base. An increase in the historical loss rate would also be a strong indicator of possible impairment of location contract rights and long-lived assets. If based on our initial evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, we reevaluate the carrying value of contract rights and long-lived assets based on future undiscounted cash flows attributed to that region and record an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, we believe that there have not been any indicators of impairment of location contract rights or long-lived assets.

Accounting Treatment for IDSs
      A portion of the aggregate IDSs outstanding represents 11% Senior Secured Notes recorded as long-term debt. We have concluded that it is appropriate to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes. There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the 11% Senior Secured Notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes. If the 11% Senior Secured Notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $4.5 million, through March 31, 2005, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We do not currently intend to record a liability for a potential disallowance of this interest expense deduction.
      Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values. The price paid for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in principal amount of an 11% Senior Secured Note underlying the IDS and the fair value of the separate notes was equivalent to their face value.
      In addition, we have concluded that there are no embedded derivative features in the IDSs or within the Class B Common Stock which requires separate accounting. The make-whole redemption provision allows us to redeem all or a portion of the 11% Senior Secured Notes prior to the date that is 60 months after November 24, 2004, the closing date of the IPO, at a redemption price that could result in a premium, therefore resulting in an embedded derivative requiring bifurcation. However, the terms of the embedded derivative permit us to redeem the 11% Senior Secured Notes at an amount that will always exceed the fair value of the 11% Senior Secured Notes. As a result, this option will always be out of the money, and, therefore, the value ascribed to the embedded derivative is minimal. Accordingly, we initially recorded it at a value of zero. The optional redemption provision at scheduled prices allows us to redeem all or part of the 11% Senior Secured Notes at scheduled premium prices. Although the 11% Senior Secured Notes are redeemable at a premium, further analysis under SFAS 133 has led us to conclude that the option is clearly and closely related to the economic characteristics of the 11% Senior Secured Notes and should not be bifurcated. The tax redemption provision allows us to redeem all of the 11% Senior Secured Notes at par if the interest on the 11% Senior Secured Notes is not tax deductible. As a result of the redemption price being at par and the 11% Senior Secured Notes initially recorded without a substantial premium or discount, we have concluded that this option is clearly and closely related to the economic characteristics of the 11% Senior Secured Notes and should not be bifurcated. The change of control put option allows the note holders to put the 11% Senior Secured Notes to us at a price equal to 101% of par. Although the 11% Senior Secured Notes are callable at a premium, further analysis under SFAS 133 has led us to conclude that the option is clearly and closely related to the economic characteristics of the 11% Senior Secured Notes and should not be bifurcated, principally because such premium does not cause the investor to double the initial contractual rate of return.
      The entire proceeds of the offerings were allocated to the Class A Common Stock and the 11% Senior Secured Notes and the allocation of the IDS proceeds to the Class A Common Stock and the 11% Senior Secured Notes did not result in a substantial premium or discount. Upon subsequent issuances of notes or IDSs, we will evaluate whether there is a substantial discount or premium. We expect that if there is a substantial discount or premium upon a subsequent issuance of notes, certain redemption features of the 11% Senior Secured Notes may be considered not clearly and closely related, and we would separately account for these features as embedded derivates. If the embedded derivates are required to be bifurcated, we will (a) value the derivative, (b) record such value as a reduction of the 11% Senior Secured Notes (discount) with a corresponding derivative liability, (c) accrete the discount on the 11% Senior Secured Notes up to their par value using the effective interest method with a corresponding charge to interest expense, and (d) revalue the derivative liability quarterly with the difference (increase or decrease) recorded to interest expense.
      The Class A Common Stock portion of each IDS and the Class B Common Stock are included in stockholders’ equity, net of related transaction costs, and dividends paid on the Class A Common Stock and the Class B Common Stock was recorded as a decrease to stockholders’ equity when declared. The notes portion of each IDS are presented as long-term obligations, and the related transaction costs were capitalized as deferred financing fees and amortized to interest expense over the term of the 11% Senior Secured Notes. Interest on the 11% Senior Secured Notes is charged to interest expense as it is accrued.

Results of Operations
      The following table sets forth for the periods indicated, selected statement of operations data and EBITDA, as percentages of revenue:

	Year Ended March 31,

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Laundry operating expenses	68.3	68.9	68.5
General and administrative expenses	1.8	1.8	1.8
Depreciation and amortization	14.2	13.6	12.5
Amortization of advance location payments	3.6	3.9	4.0
Amortization of intangibles	2.7	2.9	3.0
Other items, net	0.2	—	(0.1)
Operating income	9.2	8.9	10.3
Interest expense	10.9	10.8	10.9
Interest expense — preferred stock	3.4	4.7	—
Interest expense — escrow interest	0.2	—	—
Transaction costs	3.2	—	—
Net loss(1)	(6.6)	(5.9)	(0.6)
EBITDA margin	26.5	29.3	29.8

(1)	For the 2005 Fiscal Year, net loss includes approximately $18.2 million of preferred stock dividend recorded as interest expense. For the 2004 Fiscal Year, net loss includes approximately $24.7 million of preferred stock dividend recorded as interest expense. As required by SFAS No. 150, for fiscal years ending prior to March 31, 2004, accrued and unpaid dividends have not been reclassified to interest expense. Preferred stock dividends for the 2003 Fiscal Year were approximately $20.8 million.
      We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all fiscal years) and goodwill (only through the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to incur a net loss.
      EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote (5) of the table contained under “Item 6 — Selected Financial Data — Selected Historical Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.
      EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative to measurements determined in accordance with U.S. generally accepted accounting principles.

Fiscal Year Ended March 31, 2005 Compared to the Fiscal Year Ended March 31, 2004
      The following table sets forth our revenues for the years indicated (dollars in millions):

	Year Ended March 31,

	2005	2004	Change

Route	$472.5	$469.6	$2.9
Rental	34.4	32.6	1.8
Distribution	31.7	28.9	2.8

	$538.6	$531.1	$7.5

      Revenue increased by approximately $7.5 million or approximately 1% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year.
      Route revenue for the 2005 Fiscal Year increased by approximately $2.9 million or less than 1% from the 2004 Fiscal Year. We believe that the increase was due to the net result of an increase in third party service income and price increases, offset by decreased revenue primarily in the Southwest and Midwest operations caused by higher vacancy rates in these regions.
      Rental revenue for the 2005 Fiscal Year increased by approximately $1.8 million or 6% over the 2004 Fiscal Year. This increase was primarily the result of internal growth of the machine base in existing areas of operations during the current and prior years.
      Distribution revenue for the 2005 Fiscal Year increased by approximately $2.8 million or 10% from the 2004 Fiscal Year. Sales from the distribution business unit are sensitive to general market conditions and economic conditions. The increase was primarily due to increased sales from the Northeast and Midwest operations offset slightly by decreased revenue resulting from the closing of operations in California. Distribution revenue from our California operations was approximately $1.8 million and $3.0 million for the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.
      Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $2.3 million or less than 1% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. This increase in laundry operating expenses was due primarily to (i) increased cost of sales of approximately $3.1 million due to increased sales in the Northeast and Midwest operations in the distribution business, as discussed above, (ii) an increase in salary expense of approximately $1.5 million in the route business associated with collection services and (iii) an increase in fuel costs of approximately $1.1 million primarily due to increased fuel prices. These increases in laundry operating expenses were offset by (i) a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $2.6 million and (ii) decreased insurance costs related to general business insurance coverage of approximately $0.8 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.3% for the 2005 Fiscal Year, as compared to 68.9% for the 2004 Fiscal Year.
      General and administrative expenses increased by approximately $0.2 million or 2% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The increase in general and administrative expenses was primarily due to incremental public company administrative fees and expenses including but not limited to incremental director and officer liability insurance, additional directors’ fees, investor and public relations expenses, and other miscellaneous costs and expenses relating to compliance with applicable securities laws. As a percentage of revenues, general and administrative expenses were approximately 1.8% for both the 2005 Fiscal Year and the 2004 Fiscal Year.
      Depreciation and amortization expense increased by approximately $3.9 million or 5% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.
      Amortization of advance location payments decreased by approximately $1.0 million or 5% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.
      Amortization of intangibles decreased by approximately $1.0 million or 7% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The decrease was primarily the result of the reduction of intangibles related to prior year acquisitions.
      Other items, net, for the 2005 Fiscal Year of approximately $0.9 million primarily relates to additional expenses associated with the closing of California operations in the distribution business.
      Other items, net, for the 2004 Fiscal Year of approximately $0.2 million primarily relates to certain costs associated with the consolidation of certain offices in the distribution business. This consolidation was the result of actions taken by Coinmach to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence. Offsetting these costs were additional income recognized related to the sale, as described below, of approximately $1.7 million.
      In October 2002, CLC contributed its ownership interest in Resident Data, Inc. (which we refer to as “RDI”), valued at approximately $2.7 million, to Coinmach. Subsequently, Coinmach sold its interest in RDI pursuant to an agreement and plan of merger between RDI and third parties for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million which was recorded in the 2003 Fiscal Year (which sale we refer to as the “RDI sale”). In connection with the RDI sale, and in addition to the cash proceeds received therefrom, Coinmach and the other sellers are entitled to their pro rata share (as determined by each seller’s previous ownership percentage of RDI) of (i) $5.0 million placed in escrow by the purchaser, subject to, among other things, the satisfaction of certain working capital adjustments and customary indemnification obligations (which is referred to as the escrow fund), and (ii) approximately $1.8 million, subject to the continued employment by RDI of certain members of its management (which is referred to as the contingent fund). The portion of such amounts to be paid to Coinmach was based on its previous ownership percentage of RDI, which was approximately 32%, and was scheduled to be paid in two installments in October 2003 and October 2004.
      Amounts to be received from the escrow fund and the contingent fund were recorded as income upon the determination by Coinmach that it was likely to receive such amounts and such amounts were reasonably estimated. Despite its best determinations, however, there was no assurance that Coinmach would receive such amounts. In October 2003, Coinmach received approximately $0.7 million related to its share of the escrow fund and approximately $0.3 million related to its share of the contingent fund. Based on the receipt of this first installment and other positive indicators, Coinmach determined that the uncertainty surrounding the collectability of its portion of the escrow fund due in October 2004 of approximately $0.7 million no longer existed. Accordingly, Coinmach recorded income of approximately $1.7 million for the 2004 Fiscal year.
      Operating income margins were approximately 9.2% for the 2005 Fiscal Year, as compared to approximately 8.9% for the 2004 Fiscal Year. The slight increase in operating income margin was primarily due to a reduction in operating expenses as a result of the closing of California operations in the distribution business.
      Transaction costs for the 2005 Fiscal Year of approximately $17.4 million represents (1) approximately $11.3 million redemption premium on the portion of 9% Senior Notes due 2010 redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.
      Interest expense increased by approximately $1.2 million or 2% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. Following consummation of the IPO in November 2004, a portion of the net proceeds thereof was used to redeem $125.5 million aggregate principal amount of the 9% Senior Notes and approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. As a consequence of the IPO, we issued approximately $116.1 million of 11% Senior Secured Notes underlying IDSs and $20.0 million of additional 11% Senior Secured Notes not underlying IDSs. In addition, there has been an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates.
      Interest expense-non cash preferred stock dividends decreased by approximately $6.5 million or 26% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. As a result of the IPO in November 2004, a portion of the net proceeds thereof was used to redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock. In addition, in connection with the IDS Transactions, Holdings exchanged CLC capital stock owned by it and all of the outstanding shares of common stock of AWA to CSC for 24,980,445 shares of Class B Common Stock, representing all of the outstanding Class B Common Stock. Pursuant to the IDS Transactions, we became controlled by Holdings.
      Interest expense-escrow interest for the 2005 Fiscal Year of approximately $0.9 million relates to interest expense on the portion of the 9% Senior Notes that were redeemed on December 24, 2004. A portion of the net proceeds from the IPO was used to redeem 9% Senior Notes in an aggregate principal amount of $125.5 million.
      The benefit for income taxes for the 2005 Fiscal Year was approximately $10.2 million as compared to a benefit for income taxes of approximately $3.6 million for the 2004 Fiscal Year. The change for the year is due to a tax benefit of approximately $6.0 million related to IDS transaction costs, and a state tax benefit net of Federal taxes of approximately $0.9 million, offset by tax expense of approximately $0.9 million related to an increase in operating income. The effective tax rate for the 2005 Fiscal Year was approximately 22% as compared to approximately 10% for the 2004 Fiscal Year.
      Net loss was approximately $35.3 million for the 2005 Fiscal Year, as compared to net loss of approximately $31.3 million for the 2004 Fiscal Year. The increase in net loss was primarily the result of IDS transaction costs, net of taxes, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

      The following table sets forth EBITDA for each of the route, distribution and rental divisions for the years indicated (dollars in millions):

	Year Ended March 31,

	2005	2004	Change

Route	$155.4	$154.4	$1.0
Rental	13.8	12.2	1.6
Distribution	1.4	(1.2)	2.6
Other items, net	(0.8)	(0.2)	(0.6)
Corporate expenses	(9.7)	(9.5)	(0.2)
Transaction costs	(17.4)	—	(17.4)

Total EBITDA(1)	$142.7	$155.7	$(13.0)

(1)	The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to take into account IDS transaction costs aggregating approximately $17.4 million consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed in connection with the IDS Transactions, (b) the write-off of deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid in connection with the IDS Transactions aggregating approximately $3.5 million, (c) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million and (d) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.
      EBITDA was approximately $142.7 million for the 2005 Fiscal Year, as compared to approximately $155.7 million for the 2004 Fiscal Year. EBITDA margins declined to approximately 26.5% for the 2005 Fiscal Year, as compared to approximately 29.3% for the 2004 Fiscal Year. The decrease in EBITDA and EBITDA margin is primarily attributable to certain transaction costs of approximately $17.4 million relating to the IDS Transactions. See footnote 5 of the table contained under “Item 6 — Selected Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the years indicated in the table immediately above.

Fiscal Year Ended March 31, 2004 Compared to the Fiscal Year Ended March 31, 2003
      The following table sets forth our revenues for the years indicated (dollars in millions):

	Year Ended March 31,

	2004	2003	Change

Route	$469.6	$471.5	$(1.9)
Rental	32.6	28.7	3.9
Distribution	28.9	35.0	(6.1)

	$531.1	$535.2	$(4.1)

      Revenue decreased by approximately $4.1 million or less than 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.
      Route revenue for the 2004 Fiscal Year decreased by approximately $1.9 million, or less than 1%, as compared to the prior year. We believe that the decline in route revenue for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year, was primarily the result of increased vacancies related to locations in certain regions as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA during the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year. We believe that to the extent vacancy rates in certain of our operating regions, principally in the Southeast and Texas, increase in the future, route revenue in these regions may continue to decrease. Any such decrease, however, may be mitigated by our geographic diversity.

      Rental revenue for the 2004 Fiscal Year increased by approximately $3.9 million, or 12%, over the 2003 Fiscal Year. The increase was primarily the result of the internal growth of the machine base in existing areas of operations during the current and prior years, as well as, to a lesser extent, the transfer of approximately 9,000 rental machines from the route business to AWA during the 2004 Fiscal Year.
      Distribution revenue for the 2004 Fiscal Year decreased by approximately $6.1 million, or 22%, as compared to the 2003 Fiscal Year. Sales from the distribution business unit are sensitive to general market economic conditions and as a result have experienced downward pressure. In addition, distribution revenue decreased due to the closing of distribution operations in California. Distribution revenue from our California operations was approximately $3.0 million and $6.6 million for the 2004 Fiscal Year and the 2003 Fiscal Year, respectively.
      Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $0.8 million, or less than 1%, for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. This decrease in laundry operating expenses was due primarily to a reduction in cost of sales of approximately $5.7 million related to decreased revenue experienced in the distribution business, as discussed above, offset by increased insurance costs related to both medical and general business insurance coverage of approximately $1.6 million, costs associated with expansion into four new markets in the rental business of approximately $2.6 million and increased utility costs in our retail Laundromats of approximately $0.7 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.9% the 2004 Fiscal Year and 68.5% for the 2003 Fiscal Year.
      General and administrative expenses decreased by approximately 1% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease in general and administrative expenses was primarily due to a slight reduction in various costs and expenses related to administrative functions. As a percentage of revenues, general and administrative expenses were approximately 1.8% for both the 2004 Fiscal Year and the 2003 Fiscal Year.
      Depreciation and amortization expense increased by approximately $5.4 million or 8% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year. The increase was primarily due to depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.
      Amortization of advance location payments decreased by approximately $0.6 million or 3% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.
      Amortization of intangibles decreased by approximately $0.3 million or 2% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year. This decrease was primarily the result of the reduction of intangibles relative to prior year acquisitions.
      Other items, net, for the 2004 Fiscal Year is comprised of a gain of approximately $1.7 million. In October 2002, CLC contributed its ownership interest in RDI valued at approximately $2.7 million, to us. Subsequently, we sold our interest in RDI pursuant to an agreement and plan of merger between RDI and third parties for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million which was recorded in the 2003 Fiscal Year. In connection with the RDI sale, and in addition to the cash proceeds received therefrom, we and the other sellers are entitled to their pro rata share (as determined by each seller’s previous ownership percentage of RDI) of (i) $5.0 million placed in escrow by the purchaser, subject to, among other things, the satisfaction of certain working capital adjustments and customary indemnification obligations (which is referred to as the escrow fund), and (ii) approximately $1.8 million, subject to the continued employment by RDI of certain members of its management (which is referred to as the contingent fund). The portion of such amounts to be paid to us is based on its previous ownership percentage of RDI, which was approximately 32%, and was scheduled to be paid in two installments in October 2003 and October 2004.
      Amounts to be received from the escrow fund and the contingent fund are recorded as income upon the determination by us that we are likely to receive such amounts and such amounts can be reasonably estimated.

In October 2003, we received approximately $0.7 million related to our share of the escrow fund and approximately $0.3 million related to our share of the contingent fund. Based on the receipt of this first installment and other positive indicators, we determined that the uncertainty surrounding the collectability of our portion of the escrow fund due in October 2004 of approximately $0.7 million no longer existed. Accordingly, we recorded income of approximately $1.7 million for the 2004 Fiscal year.
      Offsetting the additional income related to the RDI sale for the 2004 Fiscal Year was approximately $1.9 million of expenses related to consolidation of offices of Super Laundry. This consolidation was the result of actions taken by Coinmach to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.
      Other items, net, for the 2003 Fiscal Year is comprised of a gain of approximately $3.3 million, as discussed above. Offsetting this gain was approximately $2.8 million of expenses related to (i) professional fees incurred in connection with the AWA Transactions, including the transfer of the Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) expenses associated with the consolidation of offices of Super Laundry which was the result of actions taken by Coinmach to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in California, New Jersey and Maryland, the reassignment of responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of receivable balances, none of which were material individually, which Coinmach chose not to pursue.
      Operating income margins were approximately 8.9% for the 2004 Fiscal Year, as compared to approximately 10.3% for the 2003 Fiscal Year. The decrease in operating income margin for the 2004 Fiscal Year was primarily due to the decreased revenue, net of cost of sales, in the distribution business as well as the increase in depreciation and amortization expenses, as discussed above.
      Interest expense increased by approximately $23.9 million or 14% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The increase in interest expense was a result of the change in the accounting treatment of redeemable preferred stock dividends resulting in additional interest expense of approximately $24.7 million, as well as, to a lesser extent, an increase in interest expense resulting from the interest rate swap agreements entered into by Coinmach in September 2002 that are at a slightly higher fixed rate compared to variable rates. This was offset by a decrease in interest expense primarily due to decreased borrowing levels under the Senior Secured Credit Facility, a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates.
      The benefit for income taxes for the 2004 Fiscal Year was approximately $3.6 million as compared to a provision for income taxes of approximately $0.4 million for the 2003 Fiscal Year. The change for the fiscal year is due to pretax loss of approximately $35.0 million for the 2004 Fiscal Year as compared to a pretax loss of approximately $2.8 million for the 2003 Fiscal Year. The effective tax rate for the 2004 Fiscal Year was 10% as compared to 14% for the 2003 Fiscal Year. The effective tax rate for the 2004 Fiscal Year reflects the treatment of approximately $24.7 million of redeemable preferred stock dividends as interest expense.
      Net loss was approximately $31.3 million for the 2004 Fiscal Year, as compared to approximately $3.2 million for the 2003 Fiscal Year. The increase in net loss was primarily the result of the treatment of approximately $24.7 million of redeemable preferred stock dividends as interest expense as well as decreased revenues and increase in depreciation expense, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

      The following table sets forth our EBITDA for each of the route, distribution and rental divisions for the years indicated (dollars in millions):

	Year Ended March 31,

	2004	2003	Change

Route	$154.4	$158.9	$(4.5)
Rental	12.2	11.4	0.8
Distribution	(1.2)	(1.7)	0.5
Other items, net	(0.2)	0.5	(0.7)
Corporate expenses	(9.5)	(9.6)	0.1

EBITDA	$155.7	159.5	$(3.8)

      EBITDA was approximately $155.7 million for the 2004 Fiscal Year, as compared to approximately $159.5 million for the 2003 Fiscal Year. EBITDA margins decreased to approximately 29.3% for the 2004 Fiscal Year, as compared to approximately 29.8% for the 2003 Fiscal Year. This decrease in EBITDA was primarily the result of decreased revenues in the route businesses, increased insurance costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as previously discussed. See footnote 5 of the table contained under “Selected Financial Data” for a reconciliation of EBITDA to net loss for the periods indicated in the table immediately above.
Liquidity and Capital Resources
      We are a holding company with no material assets other than the capital stock of our subsidiaries, an intercompany note of Coinmach and the guarantee of such intercompany note by certain subsidiaries of Coinmach. Our operating income is generated by our subsidiaries. The intercompany note and related guarantees are described below under “— Operating and Investing Activities — The Intercompany Loan.” Our liquidity requirements will primarily consist of interest payments on our 11% Senior Secured Notes and dividend payments, if any, on our common stock. Our ability to make such payments will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the intercompany note.
      We and our subsidiaries have substantial indebtedness and debt service requirements. At March 31, 2005, on a consolidated basis, we had outstanding total debt of approximately $708.4 million, which included (i) $324.5 million aggregate principal amount of 9% Senior Notes, (ii) approximately $240.5 million of term loan borrowings under the Senior Secured Credit Facility and (iii) approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes. Letters of credit under the Senior Secured Credit Facility outstanding at March 31, 2005 were approximately $6.4 million. The 9% Senior Notes are scheduled to mature on February 1, 2010. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of March 31, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. The 11% Senior Secured Notes and the Intercompany Loan (as defined below) are scheduled to mature on December 1, 2024.
      Our stockholders’ equity was approximately $109.2 million as of March 31, 2005.
      The primary liquidity needs of our operating subsidiaries, on a consolidated basis, are to fund capital expenditures, service indebtedness and support working capital requirements. We have met these requirements for the past three fiscal years. Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of March 31, 2005, we had cash and cash equivalents of approximately $57.3 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.
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

Dividend Policy
      In connection with our IPO, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our available cash to them instead of retaining it in our business. Pursuant to this policy, cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would generally be available for distribution as regular cash dividends. However, dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to declare, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments.
      As a result of our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. See “Item 5 — Market Price of and Dividends on Our Common Equity and Related Stockholder Matters” and “Item 1 — Business — Risk Factors — Risks Relating to Our Business — Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations” and “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all” for a more detailed discussion of our dividend policy and the impact of, and restrictions on, dividend payments.

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

The Initial Public Offering
      On November 24, 2004, we completed our IPO of 18,333,333 IDSs at a public offering price of $13.64 per IDS and $20 million aggregate principal amount of 11% Senior Secured Notes sold separate and apart from IDSs. On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to the exercise of an overallotment option.
      Net proceeds from the IPO were approximately $254.3 million after expenses including underwriting discounts and commissions. The net proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility, (iii) redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock, and (iv) pay related fees and expenses.

11% Senior Secured Notes
      At March 31, 2005, there was approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes outstanding, including approximately $20.0 million aggregate principal amount of 11% Senior Secured Notes held separate and apart from IDSs. The 11% Senior Secured Notes, which are scheduled to mature on December 1, 2024, are our senior secured obligations and are redeemable, at our option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% Senior Secured Notes plus accrued and unpaid interest thereon. The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC and the intercompany note and related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC.
      Interest on the 11% Senior Secured Notes accrues at the rate of 11% per annum and is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, commencing on March 1, 2005 (which payment constituted interest accrued from November 24, 2004 through December 31, 2004), to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
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
      At March 31, 2005, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes.

Senior Secured Credit Facility
      On January 25, 2002, Coinmach entered into the Senior Secured Credit Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. The interest rate is based on a monthly variable Eurodollar rate plus 2.75%. At March 31, 2005, the monthly variable Eurodollar rate was 2.90%. As a condition to the consummation of the IDS Transactions, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, among other things, to permit the IDS Transactions.
      Coinmach used a portion of the proceeds from the IPO to repay approximately $15.5 million of outstanding term loans. As of March 31, 2005, the aggregate principal amount outstanding under the term loans was approximately $240.5 million. The term loans are scheduled to be fully repaid by July 25, 2009. As of March 31, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding under the Senior Secured Credit Facility at March 31, 2005 were approximately $6.4 million.

      The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach or its subsidiaries or the purchase, redemption or other acquisition of any of the capital stock of Coinmach or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
      The Senior Secured Credit Facility requires Coinmach to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of “excess cash flow,” as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $12.0 million on or prior to July 5, 2005.
      On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized accumulated other comprehensive income of approximately $2.5 million, net of tax, in the stockholders’ equity section for the 2005 Fiscal Year relating to the interest rate swaps that qualify as cash flow hedges.
      At March 31, 2005, Coinmach was in compliance with all covenants under the Senior Secured Credit Facility.

9% Senior Notes
      On January 25, 2002, Coinmach issued $450 million of 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable, at its option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between Coinmach and U.S. Bank, N.A. as Trustee, governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by Coinmach’s domestic subsidiaries.
      On December 24, 2004, Coinmach used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At March 31, 2005, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.
      The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements applicable to Coinmach and its subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach’s capital stock, the purchase, redemption or other acquisition of any of Coinmach’s capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of Coinmach’s assets.
      At March 31, 2005, Coinmach was in compliance with all covenants under the indenture governing the 9% Senior Notes.

The Intercompany Loan
      Pursuant to the IDS Transactions, we made an intercompany loan of approximately $81.7 million to Coinmach (the “Intercompany Loan”), which loan is evidenced by an intercompany note. The Intercompany Loan is eliminated in consolidation. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain of our subsidiaries were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
      If at any time Coinmach is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A Common Stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to Coinmach and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.
      If Coinmach merged with or into CSC, the Intercompany Loan would be terminated and Coinmach, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the 11% Senior Secured Notes.
      If an event of default under the Intercompany Loan occurs and is continuing, the Intercompany Loan holder will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if Coinmach shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% Senior Secured Notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.
      At March 31, 2005, Coinmach was in compliance with all covenants under the Intercompany Loan.

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

      Capital expenditures (net of proceeds from the sale of equipment and investments) for the 2005 Fiscal Year were approximately $70.3 million (excluding approximately $0.6 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the 2005 fiscal Year included approximately $2.2 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
      The following table sets forth our capital expenditures (excluding business acquisitions) for the years indicated (dollars in millions):

	Year Ended March 31,

	2005	2004	Change

Route	$64.2	$75.4	$(11.2)
Rental	3.8	7.1	(3.3)
Distribution	0.4	0.6	(0.2)
Corporate	1.9	1.7	0.2

	$70.3	$84.8	$(14.5)

      Management of our working capital, including timing of collections and payments and levels of inventory, affects operating results indirectly. However, our working capital requirements are, and are expected to continue to be, minimal since a significant portion of our operating expenses are commission payments based on a percentage of collections, and are not paid until after cash is collected from the installed machines.

Summary of Contractual Obligations
      The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of March 31, 2005 (dollars in millions):

		Payments Due in Fiscal Year

	Total	2006	2007	2008	2009	2010	After

Long-Term Debt Obligations	$701.8	$14.7	$2.5	$11.8	$11.9	$524.7	$136.2
Interest on Long-Term Debt(1)	493.9	54.0	56.9	56.6	56.0	50.8	219.6
Capital Lease Obligations(2)	7.5	3.6	2.5	1.2	0.2	—	—
Operating Lease Obligations	26.6	8.0	6.2	4.3	3.2	2.4	2.5

	$1,229.8	$80.3	$68.1	$73.9	$71.3	$577.9	$358.3

(1)	As of March 31, 2005, approximately $240.5 million of our long-term debt outstanding under our Senior Secured Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 5.65% based on the Eurodollar rate in effect at March 31, 2005. In addition, at March 31, 2005, $324.5 million of our long-term debt outstanding was subject to a fixed interest rate of 9.0% and approximately $136.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In addition, in connection with the Senior Secured Credit Facility, Coinmach is a party to three separate interest rate swap agreements totaling $150.0 million which expire on February 1, 2006. Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Senior Secured Credit Facility to a fixed interest rate of 5.66%.

(2)	Includes both principal and interest.

Off-balance Sheet Arrangements
      As of March 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Future Capital Needs and Resources
      Our near-term cash requirements are primarily related to payment of interest on our existing consolidated indebtedness, capital expenditures, working capital and, if and when declared by our board of directors, dividend payments on our common stock. Substantially all of our consolidated long-term debt is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility’s term loans become due. However, our consolidated level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.
      The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditures requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments on our consolidated indebtedness, existing contractual obligations, our anticipated dividend payments on our capital stock and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Secured Credit Facility, will be sufficient to fund our operating needs, to service our outstanding consolidated indebtedness, and to pay dividends anticipated to be declared by our board of directors.
      Other factors, including but not limited to any significant acquisition transactions, the pursuit of any significant new business opportunities, potential material increases in the cost of compliance with regulatory mandates (including state laws imposing heightened energy and water efficiency standards on clothes washers), tax treatment of our debt, unforeseen reductions in occupancy levels, changes in our competitive environment, or unexpected costs associated with lease renewals, may affect our ability to fund our liquidity needs in the future. In addition, subject to certain limitations contained in the indenture governing the 11% Senior Secured Notes, commencing May 24, 2005, we may redeem all or part of the then outstanding Class B Common Stock on a pro rata basis. Any exercise by us of such redemption rights will further reduce cash available to fund our liquidity needs.
      We intend to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes. However, if the IRS were successfully to challenge our position that the 11% Senior Secured Notes are debt for U.S. federal income tax purposes, the cumulative interest expense associated with the 11% Senior Secured Notes would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. To the extent that any portion of the interest expense is determined not to be deductible, we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction and would reduce our after-tax cash flow.
      Any disallowance of our ability to deduct interest expense could adversely affect our ability to make interest payments on the 11% Senior Secured Notes and dividend payments on the shares of Class A Common Stock represented by the IDSs as well as dividend payments on the Class B Common Stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest and dividend payments, and existing contractual obligations, we estimate that over the next twelve months cash flow from operations, along with the available cash and cash equivalents and borrowing capacity under the Senior

Secured Credit Facility, will be sufficient to fund our operating needs and to service our indebtedness even if the interest expense deduction is not allowed. See “Item 5 — Market Price of and Dividends on our Common Equity and Related Stockholder Matters.” However, if in the future we cannot generate sufficient cash flow to meet our needs, we may be required to reduce or eliminate dividends on the Class A Common Stock and Class B Common Stock or obtain alternative sources of funds. See “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.”
      Arizona, California, Connecticut, New Jersey and Maryland have adopted state laws imposing heightened energy and water efficiency standards on commercial clothes washers, and other states are considering similar laws. While such laws are not scheduled to go in effect until 2007 or 2008, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Other states in which we operate may adopt similar laws, which would increase our costs associated with compliance.
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
Certain Accounting Treatment
      Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles which aggregated approximately $110.4 million for the 2005 Fiscal Year and approximately $108.6 million for the 2004 Fiscal Year reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.
Inflation and Seasonality
      In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of March 31, 2005, we had approximately $90.5 million outstanding relating to our variable rate debt portfolio.

      Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.8 million, assuming the total amount of variable interest rate debt outstanding was $90.5 million, the balance as of March 31, 2005.
      We enter into interest rate swap agreements from time to time to mitigate our exposure to adverse interest rate fluctuations. On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.
      Our fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.
      We do not use derivative financial instruments for trading purposes and are not exposed to foreign currency.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-38 hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES
      Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.
      There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION
      There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS
      With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information”, the information required by this item will appear in the sections entitled “Proposal 1 — Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before July 16, 2005, relating to our 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
      The information required by this item will appear in the section entitled “Our Management” included in our definitive proxy statement to be filed on or before July 16, 2005, relating to our 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item will appear in the sections entitled “Stock Ownership of Certain Beneficial Owners” and “Our Management” included in our definitive proxy statement to be filed on or before July 16, 2005, relating to our 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement to be filed on or before July 16, 2005, relating to our 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item will appear in the section entitled “Proposal 2 — Ratification of Appointment of Auditor” and “Corporate Governance” included in our definitive proxy statement to be filed on or before July 16, 2005, relating to our 2005 annual meeting of stockholders, which information is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) The following documents are filed as a part of this report:

(1)	Financial Statements and Schedules required to be filed in satisfaction of Item 8 — see Index to Consolidated Financial Statements and Schedule appearing on Page F-1. Schedules not required have been omitted.

(b)	Reports on Form 8-K: On January 1, 2005, we filed a Current Report on Form 8-K regarding our issuance and exchange of Class B Common Stock with Holdings for all of the shares of capital stock of CLC then held by Holdings. On February 9, 2005, we filed a Current Report on Form 8-K regarding the election of Woody M. McGee to our board of directors. On February 11, 2005, we filed a Current Report on Form 8-K regarding our announcement of our results of operations for the three-month period ended December 31, 2004 and declaration of dividends on the Class A Common Stock and Class B Common Stock. On March 30, 2005, we filed a Current Report on Form 8-K regarding our entering into an indemnity agreement with Mr. McGee and a revision to our policy regarding non-employee directors’ compensation.

(c)	Exhibits: Those exhibits required to be filed by Item 601 of Regulation S-K under the Securities Act are listed in the Exhibit Index, and such listing is incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Service Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Plainview, State of New York on June 9, 2005.

COINMACH SERVICE CORP.

By:	/s/ STEPHEN R. KERRIGAN

Stephen R. Kerrigan
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 9, 2005	By:	/s/ STEPHEN R. KERRIGAN

Stephen R. Kerrigan Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2005	By:	/s/ ROBERT M. DOYLE

Robert M. Doyle Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 9, 2005	By:	/s/ BRUCE V. RAUNER

Bruce V. Rauner Director

Date: June 9, 2005	By:	/s/ DAVID A. DONNINI

David A. Donnini Director

Date: June 9, 2005	By:	/s/ JAMES N. CHAPMAN

James N. Chapman Director

Date: June 9, 2005	By:	/s/ WOODY M. McGEE

Woody M. McGee Director

Date: June 9, 2005	By:	/s/ JOHN R. SCHEESSELE

John R. Scheessele Director

(All other financial schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Coinmach Service Corp.
      We have audited the accompanying consolidated balance sheets of Coinmach Service Corp. and Subsidiaries (the “Company”) as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Service Corp. and Subsidiaries at March 31, 2005 and March 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 7 to the consolidated financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

/s/ Ernst & Young LLP
New York, New York
May 24, 2005

Coinmach Service Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31,

	2005	2004

	(In thousands except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,271	$31,620
Receivables, less allowance of $3,794 and $2,892	6,486	6,207
Inventories	12,432	11,508
Assets held for sale	2,475	2,560
Prepaid expenses	4,994	5,097
Interest rate swap asset	832	—
Other current assets	2,625	1,974

Total current assets	87,115	58,966
Advance location payments	72,222	73,253
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	526,158	479,781
Land, building and improvements	34,729	30,053
Trucks and other vehicles	32,507	27,590

	593,394	537,424
Less accumulated depreciation and amortization	(329,130)	(253,736)

Net property, equipment and leasehold improvements	264,264	283,688
Contract rights, net of accumulated amortization of $100,975 and $87,139	309,698	323,152
Goodwill	204,780	204,780
Other assets	18,597	15,669

Total assets	$956,676	$959,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,536	$20,385
Accrued expenses	11,447	8,421
Accrued rental payments	30,029	31,855
Accrued interest	9,512	7,549
Interest rate swap liability	—	3,597
Current portion of long-term debt	17,704	9,149

Total current liabilities	91,228	80,956
Deferred income taxes	65,546	73,775
Long-term debt	690,687	708,482
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 74.89 shares issued and outstanding (liquidation preference of $265,914 at March 31, 2004)	—	265,914

Total liabilities	847,461	1,129,127
Stockholders’ equity (deficit):
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 18,911,532 shares issued and outstanding	189	—
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 24,980,445 shares issued and outstanding	250	—
Common stock-$2.50 par value; 76,000 shares authorized; 66,825.83 shares issued and outstanding at March 31, 2004	—	167
Capital in excess of par value	319,038	5,022
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income (loss), net of tax	492	(2,006)
Accumulated deficit	(202,754)	(164,728)
Deferred compensation	(12)	(86)

Total stockholders’ equity (deficit)	109,215	(169,619)

Total liabilities and stockholders’ equity (deficit)	$956,676	$959,508

See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,

	2005	2004	2003

	(In thousands except share data)
Revenues	$538,604	$531,088	$535,179
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	367,974	365,709	366,539
General and administrative (including stock-based compensation expense of $74, $176 and $338, respectively)	9,694	9,460	9,568
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Other items, net	855	230	(454)

	488,963	483,976	479,831

Operating income	49,641	47,112	55,348
Interest expense	58,572	57,377	58,167
Interest expense — non cash preferred stock dividends	18,230	24,714	—
Interest expense — escrow interest	941	—	—
Transaction costs	17,389	—	—

Loss before income taxes	(45,491)	(34,979)	(2,819)

(Benefit) provision for income taxes:
Current	—	105	397
Deferred	(10,166)	(3,753)	(16)

	(10,166)	(3,648)	381

Net loss	(35,325)	(31,331)	(3,200)
Preferred stock dividends	—	—	(20,838)

Net loss attributable to common stockholders	$(35,325)	$(31,331)	$(24,038)

Net loss attributable to common stockholders per common share:
Basic and diluted distributed earnings:
Class A Common Stock	$0.09	$—	$—
Class B Common Stock	$0.04	$—	$—
Basic and diluted net loss:
Class A Common Stock	$(1.13)	$—	$—
Class B Common Stock	$(1.18)	$(1.25)	$(0.96)
Weighted average common stock outstanding:
Class A Common Stock	6,255,661	—	—
Class B Common Stock	24,980,445	24,980,445	24,980,445
Pro-forma basic and diluted net loss:
Class A Common Stock	$(0.78)
Class B Common Stock	$(0.83)
Pro-forma weighted average common stock outstanding:
Class A Common Stock	18,911,532
Class B Common Stock	24,980,445
See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity

	Class A	Class B		Capital in	Carryover	Accumulated Other			Total
	Common	Common	Common	Excess of	Basis	Comprehensive Income	Accumulated	Deferred	Stockholders’
	Stock	Stock	Stock	Par	Adjustment	(Loss), Net of Tax	Deficit	Compensation	(Deficit) Equity

	(In thousands)
Balance, March 31, 2002	$—	$—	$167	$4,037	$(7,988)	$—	$(109,359)	$(600)	$(113,743)
Common stock retired	—	—	—	(10)	—	—	—	—	(10)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,200)	—	(3,200)
Loss on derivative instruments, net of income tax of $1,338	—	—	—	—	—	(2,007)	—	—	(2,007)

Total comprehensive loss									(5,207)
Capital contribution	—	—	—	1,000	—	—	—	—	1,000
Dividends on preferred stock	—	—	—	—	—	—	(20,838)	—	(20,838)
Stock-based compensation	—	—	—	—	—	—	—	338	338

Balance, March 31, 2003	—	—	167	5,027	(7,988)	(2,007)	(133,397)	(262)	(138,460)
Common stock retired	—	—	—	(5)	—	—	—	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(31,331)	—	(31,331)
Gain on derivative instruments	—	—	—	—	—	1	—	—	1

Total comprehensive loss									(31,330)
Stock-based compensation	—	—	—	—	—	—	—	176	176

Balance, March 31, 2004	—	—	167	5,022	(7,988)	(2,006)	(164,728)	(86)	(169,619)
Issuance of common stock (net of issuance costs of $12,479)	189	—	—	129,169	—	—	—	—	129,358
Exchange of preferred and common stock for Class B Common Stock	—	250	(167)	184,847	—	—	—	—	184,930
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,325)	—	(35,325)
Gain on derivative instruments, net of income tax of $1,971	—	—	—	—	—	2,498	—	—	2,498

Total comprehensive loss									(32,827)
Dividends	—	—	—	—	—	—	(2,701)	—	(2,701)
Stock-based compensation	—	—	—	—	—	—	—	74	74

Balance, March 31, 2005	$189	$250	$—	$319,038	$(7,988)	$492	$(202,754)	$(12)	$109,215

See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Operating activities
Net loss	$(35,325)	$(31,331)	$(3,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Interest expense — preferred stock	18,230	24,714	—
Gain on sale of investment and equipment	(557)	(1,232)	(3,532)
Deferred income taxes	(10,166)	(3,753)	(16)
Amortization of deferred issue costs	2,326	2,414	2,439
Premium on redemption of 9% Senior Notes	11,295	—	—
Write-off of deferred issue costs	3,475	—	—
Stock based compensation	74	176	338
Change in operating assets and liabilities, net of businesses acquired:
Other assets	968	(1,384)	126
Receivables, net	(279)	4,246	1,430
Inventories and prepaid expenses	(702)	2,247	(1,214)
Accounts payable and accrued expenses, net	3,256	(7,077)	2,797
Accrued interest	1,963	(545)	554

Net cash provided by operating activities	104,998	97,052	103,900

Investing activities
Additions to property, equipment and leasehold improvements	(53,444)	(65,460)	(66,238)
Advance location payments to location owners	(18,051)	(21,272)	(20,447)
Additions to net assets related to acquisitions of businesses	(628)	(3,615)	(1,976)
Proceeds from sale of investment	277	1,022	6,585
Proceeds from sale of property and equipment	919	876	746

Net cash used in investing activities	(70,927)	(88,449)	(81,330)

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Financing activities
Proceeds from issuance of IDSs	$257,983	$—	$—
Proceeds from issuance of third party senior secured notes	20,000	—	—
Proceeds from credit facility	—	8,700	18,000
Repayments under credit facility	(19,830)	(9,613)	(36,750)
Redemption of 9% Senior Notes	(125,500)	—	—
Payment of premium on 9% Senior Notes	(11,295)	—	—
IDS and third party senior secured notes issuance costs	(23,643)	—	—
Principal payments on capitalized lease obligations	(4,331)	(3,995)	(3,981)
Borrowings (repayments) from bank and other borrowings	105	498	(266)
Cash dividends paid	(2,701)	—	—
Redemption of preferred stock	(99,208)	—	—
Receivables from stockholders	—	(1)	35

Net cash used in financing activities	(8,420)	(4,411)	(22,962)

Net increase (decrease) in cash and cash equivalents	25,651	4,192	(392)
Cash and cash equivalents, beginning of year	31,620	27,428	27,820

Cash and cash equivalents, end of year	$57,271	$31,620	$27,428

Supplemental disclosure of cash flow information
Interest paid	$55,224	$55,614	$55,300

Income taxes paid	$301	$158	$475

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$4,199	$3,929	$3,554

See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation
      The consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation (“CSC”), and its subsidiaries, which includes Coinmach Corporation (“Coinmach”). Intercompany profits, transactions and balances have been eliminated in consolidation. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC (“Holdings”). Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the “Company” shall mean Coinmach Service Corp. and its subsidiaries.
      CSC had no operating activity from the date of its incorporation through November 24, 2004. Holdings and its other subsidiaries had agreed to fund CSC’s ongoing operations through the date of its initial public offering of Income Deposit Securities (“IDSs”). The Board of Directors of CSC authorized the filing of a registration statement on Form S-1 with the Securities and Exchange Commission for the offering of IDSs (each IDS consisting of one share of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and an 11% Senior Secured Note due 2024 in a principal amount of $6.14) and a contemporaneous offering of 11% Senior Secured Notes due 2024 (together with the 11% Senior Secured Notes underlying IDSs, the “11% Senior Secured Notes”) separate and apart from the IDSs. In connection with the offering and certain corporate reorganization transactions, Coinmach Laundry Corporation (“CLC” or “Laundry Corp.”), a wholly owned subsidiary of Holdings, became a direct wholly owned subsidiary of CSC.
      The offerings and related transactions and use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.” The corporate reorganization transactions were recorded by CSC at carryover basis. Accordingly, the accompanying financial statements include the accounts of CLC and its subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported. All significant intercompany accounts and transactions have been eliminated.
      CLC and its wholly owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats located throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by the Company and Coinmach, a wholly-owned subsidiary of CLC, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of Coinmach, constructs, designs and retrofits laundromats and distributes laundromat equipment.
      During November 2004 and December 2004, CSC completed its initial public offering of 18,911,532 IDSs (578,199 of which were issued in connection with the exercise of an over-allotment option on December 21, 2004 by the underwriters in such offering) at an offering price of $13.64 per IDS (which included 18,911,532 underlying shares of Class A Common Stock and approximately $116.1 million aggregate principal amount of underlying 11% Senior Secured Notes) and a concurrent offering of $20 million of 11% Senior Secured Notes which were sold separate and apart from the IDSs. In connection with the offerings and certain related corporate reorganization transactions, Holdings exchanged its CLC capital stock and all of its shares of common stock of AWA for 24,980,445 shares of Class B Common Stock, par value $0.01 per share, of CSC (the “Class B Common Stock”). Pursuant to these transactions, Class B Common Stock of CSC became owned by Holdings.
      Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values. The price paid for the

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in a principal amount of a 11% Senior Secured Note due 2024 underlying the IDS, and the fair value of the separate notes was equivalent to their face value.
      Pursuant to CSC’s certificate of incorporation, (i) on all matters for which a vote of CSC stockholders is required, each holder of shares of Class A Common Stock is entitled to one vote per share and (ii) only Class A common stockholders may vote, as a single class, to amend provisions of our certificate of incorporation in a manner that adversely affects voting and dividend rights which are exclusive to the Class A Common Stock and does not materially adversely affect the voting, dividend or redemption rights of the Class B Common Stock, and any such amendment will require the affirmative vote of the holders of a majority of such class.
      In addition, on all matters for which a vote of CSC stockholders is required, each holder of Class B Common Stock is initially entitled to two votes per share. However, if at any time Holdings and certain permitted transferees collectively own less than 25% in the aggregate of our then outstanding shares of Class A Common Stock and Class B Common Stock (subject to adjustment in the event of any split, reclassification, combination or similar adjustments in shares of CSC common stock), at such time, and at all times thereafter, all holders of Class B Common Stock shall only be entitled to one vote per share on all matters for which a vote of CSC stockholders is required. The dividend and redemption rights of Class B common stockholders and their exclusive right to vote on the amendment of certain provisions of our certificate of incorporation would not be affected by such event. Only the Class B stockholders may vote, as a single class, to amend provisions of our certificate of incorporation relating to (i) an increase or decrease in the number of authorized shares of Class B Common Stock or (ii) changes that affect voting, dividend or redemption rights which are exclusive to the Class B Common Stock and do not materially adversely affect the dividend or voting rights of the Class A Common Stock. Any such amendment will require the affirmative vote of the holders of a majority of all the outstanding shares of Class B Common Stock.
      Payment of dividends on all classes of CSC common stock are not cumulative. Therefore, prior to paying any dividend on the Class A Common Stock or Class B Common Stock, CSC will not be required to first pay any previously declared but not paid dividend on the Class A Common Stock or any previously declared but not paid dividend on the Class B Common Stock.
      CSC intends to pay dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter, except for the dividends paid on March 1, 2005, which were payable for the period from November 24, 2004 (the closing of the offering) to December 31, 2004. CSC also intends to pay dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year, subject to certain limitations and exceptions with respect to such dividends, if any, payable on March 1, 2005 and June 1, 2006. The payment of dividends by CSC on its common stock is subject to the sole discretion of the Board of Directors of CSC, various limitations imposed by the certificate of incorporation of CSC and the debt agreements of CSC and Coinmach, and applicable law.
      Interest on the 11% Senior Secured Notes accrues at the rate of 11% per annum and is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, commencing on March 1, 2005 (which payment constituted interest accrued from November 24, 2004 through December 31, 2004), to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
      Net proceeds from the offerings and related transactions were approximately $254.3 million after expenses including underwriting discounts and commissions. The net proceeds were used to (i) redeem a portion of the 9% senior notes due 2010 of Coinmach (the “9% Senior Notes”) in an aggregate principal

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock (representing all of its outstanding Class A preferred stock) and approximately $7.4 million of CLC’s outstanding Class B preferred stock (representing a portion of its then outstanding Class B preferred stock).
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
      CSC used a portion of the proceeds of its initial public offering of IDSs and concurrent 11% Senior Secured Notes offering to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to CLC aggregating approximately $170.8 million of which approximately $165.6 million was contributed by CLC to Coinmach.

Appliance Warehouse Transfer
      On November 29, 2002, Coinmach transferred all of the assets of the Appliance Warehouse division of Coinmach to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to Coinmach (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA.

2.	Summary of Significant Accounting Policies

Recognition of Revenues
      The Company has agreements with various property owners that provide for the Company’s installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments.
      The Company reports revenues from laundry machines on the accrual basis and has accrued the cash estimated to be in the machines at the end of each fiscal year. The Company calculates the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days the location had not been collected. The Company analytically reviews the estimated amount of cash and coin not

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.
      AWA has short-term contracts under which it leases laundry machines and other household appliances to its customers. These contracts require a fixed charge that is billed and recorded as revenue on a monthly basis as per the terms of such contracts.
      Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $24.1 million for the year ended March 31, 2005, $20.8 million for the year ended March 31, 2004 and $26.8 million for the year ended March 31, 2003.
      No single customer represents more than 2% of the Company’s total revenues. In addition, the Company’s ten largest customers taken together account for less than 10% of the Company’s total revenues in the aggregate.

Use of Estimates
      Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories
      Inventory costs for Super Laundry are valued at the lower of cost (first-in, first-out) or market. Inventory costs for AWA and the route business are determined principally by using the average cost method and are stated at the lower of cost or net realizable value. Machine repair parts inventory is valued using a formula based on total purchases and the annual inventory turnover. Inventory consists of the following (in thousands):

	March 31,

	2005	2004

Laundry equipment	$8,882	$7,973
Machine repair parts	3,550	3,535

	$12,432	$11,508

Long-Lived Assets
      Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2005.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Assets Held for Sale
      During the fiscal year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of the fiscal year ended March 31, 2005. The Company has determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” has been met. The Company continues to actively market these laundromats and anticipates selling them in the near future. These assets held for sale have been recorded at their historical cost totaling $2,475,000, which the Company believes to be less than its fair value less costs to sell. The carrying value of the laundromats that are held for sale is separately presented in the consolidated balance sheet.
Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter:

Laundry equipment, installation costs and fixtures	5 to 8 years
Leasehold improvements and decorating costs	5 to 8 years
Trucks and other vehicles	3 to 4 years
      The cost of installing laundry machines is capitalized and included with laundry equipment. Decorating costs, which represent the costs of refurbishing and decorating laundry rooms in property-owner facilities, are capitalized and included with leasehold improvements.
      Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.
Goodwill
      The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2005 and 2004 is as follows (in thousands):

	March 31,

	2005	2004

Route	$195,026	$195,026
Rental	6,837	6,837
Distribution	2,917	2,917

	$204,780	$204,780

      The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2005 and 2004 consists of the following (in thousands):

	March 31,

	2005	2004

Goodwill — beginning of year	$204,780	$203,860
Acquisitions	—	920

Goodwill — end of year	$204,780	$204,780

Contract Rights
      Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, are amortized using accelerated methods over periods ranging from 30 to 35 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business.
      Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,

2006	$13.5
2007	13.2
2008	12.9
2009	12.6
2010	12.3
      The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

Advance Location Payments
      Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the balance sheet as a component of prepaid expenses.

Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as the aggregate change in stockholders’ equity (deficit) excluding changes in ownership interests. Comprehensive income (loss) consists of gains or losses on derivative instruments (interest rate swap agreements).

Income Taxes
      The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Derivatives
      The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The derivatives used by the Company are interest rate swaps designated as cash flow hedges.
      The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive loss and upon settlement subsequently reclassified into earnings.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

3.	Long-Term Debt
      Long-term debt consists of the following (in thousands):

	March 31,	March 31,
	2005	2004

9% Senior Notes due 2010	$324,500	$450,000
Credit facility indebtedness	240,507	260,337
IDS 11% Senior Secured Notes	116,117	—
Third party 11% Senior Secured Notes	20,000	—
Obligations under capital leases	6,630	6,762
Other long-term debt with varying terms and maturities	637	532

	708,391	717,631
Less current portion	17,704	9,149

	$690,687	$708,482

a.	9% Senior Notes
      On January 25, 2002, Coinmach issued $450 million of 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable at the option of Coinmach in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between Coinmach and U.S. Bank, N.A. as Trustee, governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contains certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by Coinmach’s domestic subsidiaries.
      The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the indenture governing the 9% Senior Notes) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.
      At March 31, 2005, Coinmach was in compliance with all covenants under the indenture governing the 9% Senior Notes.

b.	Credit Facility
      On January 25, 2002, Coinmach also entered into the Senior Secured Credit Facility which was comprised of an aggregate of $355 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B term loan facility which is bearing

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
interest at a monthly Eurodollar Rate plus 2.75%. The Senior Secured Credit Facility (revolving credit facility portion) also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios.
      Interest on the borrowings under the Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate, as defined in the Senior Secured Credit Facility. Subject to certain terms and conditions of the Senior Secured Credit Facility, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2005, the monthly variable Eurodollar interest rate was 2.90%.
      Indebtedness under the Senior Secured Credit Facility is secured by all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. Under the Senior Secured Credit Facility, Coinmach and CLC pledged to Deutsche Bank Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of Coinmach and Coinmach’s domestic subsidiaries.
      The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach or its subsidiaries or the purchase, redemption or other acquisition of any of the capital stock of Coinmach or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
      The portion of the 9% Senior Notes redeemed in connection with the IDS Transactions were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004. Transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 represent (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $2.0 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.
      As a condition to the consummation of the initial public offering, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 to, among other things, permit consummation of the IDS Transactions.
      At March 31, 2005, Coinmach was in compliance with the covenants under the Senior Secured Credit Facility.
      The Senior Secured Credit Facility requires Coinmach to make an annual mandatory repayment of principal on the outstanding balance of term loans based on 50% of the “excess cash flow,” as defined. For the year ended March 31, 2005, the required amount that is payable is approximately $12.0 million on or prior to July 5, 2005.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Debt outstanding under the Senior Secured Credit Facility consists of the following (in thousands):

	March 31,

	2005	2004

Tranche term loan B, semi-annual payments of approximately $1,240, increasing to approximately $6,199 on June 30, 2007 with the final payment of approximately $210,753 on July 25, 2009 (Interest rate of 5.65% at March 31, 2005)	$240,507	$242,986
Tranche term loan A	—	17,351
Revolving line of credit	—	—

	$240,507	$260,337

      At March 31, 2005, the amount available on the revolving credit facility portion of the Senior Secured Credit Facility was approximately $68.6 million. Letters of credit outstanding at March 31, 2005 were approximately $6.4 million.

c.	11% Senior Secured Notes
      On November 24, 2004, CSC completed an initial public offering of 18,333,333 IDSs at a public offering-price of $13.64 per IDS and contemporaneous offering of $20 million aggregate principal amount of 11% Senior Secured Notes separate and apart from the IDSs. On December 21, 2004, the underwriters of the initial public offering purchased an additional 578,199 IDSs pursuant to an overallotment exercise. Each IDS consisted of one share of Class A Common Stock and an 11% Senior Secured Note in a principal amount of $6.14.
      Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2005 (which payment constituted interest accrued from November 24, 2004 through December 31, 2004), to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
      The 11% Senior Secured Notes, which are scheduled to mature on December 1, 2024, are senior secured obligations of the Company and are redeemable, at the Company’s option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% Senior Secured Notes plus accrued and unpaid interest thereon. The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of the Company’s existing and future assets, including the common stock of AWA, the capital stock of CLC and the Intercompany Loan and related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC.
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

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
rights and consummating purchases of Class B Common Stock upon exercise of sales rights by holders; and (x) limitation on consolidations, mergers and sales of substantially all of the Company’s assets.
      At March 31, 2005, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes.

Intercompany Loan
      CSC made an Intercompany Loan of approximately $81.7 million to Coinmach which is eliminated in consolidation. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
      If an event of default occurs and is continuing under the Intercompany Loan, the Intercompany Loan holder will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if Coinmach shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% Senior Secured Notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.
      At March 31, 2005, Coinmach was in compliance with the covenants under the indenture governing the Intercompany Loan.
      The aggregate maturities of debt during the next five years and thereafter as of March 31, 2005 are as follows (in thousands):

Principal
Years Ending March 31,	Amount

2006	$17,704
2007	4,695
2008	12,985
2009	12,080
2010	524,738
Thereafter	136,189

Total debt	$708,391

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

d.	Interest Rate Swaps
      On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating- rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $2.5, net of tax, in the stockholders’ equity section for the fiscal year ended March 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

4.	Retirement Savings Plan
      Coinmach maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.
      Contributions to such plan amounted to approximately $502,000 for the year ended March 31, 2005, $499,000 for the year ended March 31, 2004 and $495,000 for the year ended March 31, 2003. The Company does not provide any other post-retirement benefits.

5.	Income Taxes
      The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,

	2005	2004

Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$108,058	$111,103
Interest rate swap	340	—
Other	1,798	1,246

	110,196	112,349

Deferred tax assets:
Interest rate swap	—	1,591
Net operating loss carryforwards	41,464	34,272
Covenant not to compete	1,073	1,202
Other	2,113	1,509

	44,650	38,574

Net deferred tax liability	$65,546	$73,775

      The net operating loss carryforwards of approximately $102 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The (benefit) provision for income taxes consists of (in thousands):

	Year Ended March 31,

	2005	2004	2003

Federal	$(7,926)	$(2,948)	$(13)
State	(2,240)	(700)	394

	$(10,166)	$(3,648)	$381

      The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,

	2005	2004	2003

Expected tax benefit	$(15,921)	$(12,243)	$(885)
Non deductible interest — Preferred Stock	6,381	8,649	—
State tax (benefit) provision, net of federal taxes	(1,456)	(473)	256
Permanent book/tax differences:	830	419	1,010

Tax (benefit) provision	$(10,166)	$(3,648)	$381

      The incorporation of AWA and subsequent AWA Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

6.	Loss per Common Share
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

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Net loss available to common stockholders is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. In computing the weighted average number of shares of Class B Common Stock outstanding for the fiscal years ended March 31, 2005, 2004 and 2003, the calculation assumes that the Class B Common Stock was outstanding for the entire fiscal year. In computing the weighted average number of shares of Class A Common Stock outstanding for the fiscal years ended March 31, 2004 and 2003, the calculation assumes that there was no Class A Common Stock outstanding. Under the two class method, loss per share for each class of common stock is presented (dollars in thousands, except share and per share data):

	Year Ended March 31,

	2005	2004	2003

Net loss attributable to common stockholders	$(35,325)	$(31,331)	$(24,038)
Add: Dividends paid on common stock	(2,701)	—	—

Undistributed loss available to Class A and Class B common stock	$(38,026)	$(31,331)	$(24,038)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(7,615)	$—	$—
Class B Common Stock	(30,411)	(31,331)	(24,038)

Total	$(38,026)	$(31,331)	$(24,038)

Weighted average common stock outstanding:
Class A Common Stock	6,255,661	—	—
Class B Common Stock	24,980,445	24,980,445	24,980,445

Total	31,236,106	24,980,445	24,980,445

Distributed earnings per share:
Class A Common Stock	$0.09	$—	$—
Class B Common Stock	$0.04	$—	$—
Undistributed loss per share:
Class A Common Stock	$(1.22)	$—	$—
Class B Common Stock	$(1.22)	$(1.25)	$(0.96)
Basic and diluted loss per share:
Class A Common Stock	$(1.13)	$—	$—
Class B Common Stock	$(1.18)	$(1.25)	$(0.96)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Pro-Forma Presentation
      Assuming that the Class A Common Stock and the Class B Common Stock were outstanding at the beginning of each respective fiscal year, net loss per share for each class of common stock is presented (dollars in thousands, except share and per share data):

	Year Ended March 31,

	2005	2004	2003

Net loss attributable to common stockholders	$(35,325)	$(31,331)	$(24,038)
Add: Dividends paid on common stock	(2,701)	—	—

Undistributed loss available to Class A and Class B common stock	$(38,026)	$(31,331)	$(24,038)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(16,384)	$(13,499)	$(10,357)
Class B Common Stock	(21,642)	(17,832)	(13,681)

Total	$(38,026)	$(31,331)	$(24,038)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	18,911,532	18,911,532
Class B Common Stock	24,980,445	24,980,445	24,980,445

Total	43,891,977	43,891,977	43,891,977

Distributed earnings per share:
Class A Common Stock	$0.09	$—	$—
Class B Common Stock	$0.04	$—	$—
Undistributed loss per share:
Class A Common Stock	$(0.87)	$(0.71)	$(0.55)
Class B Common Stock	$(0.87)	$(0.71)	$(0.55)
Basic and diluted loss per share:
Class A Common Stock	$(0.78)	$(0.71)	$(0.55)
Class B Common Stock	$(0.83)	$(0.71)	$(0.55)
      On February 8, 2005, the Board of Directors of CSC approved a quarterly cash dividend of $0.08704 per share of Class A Common Stock. The dividend was paid on March 1, 2005. The dividend payment covered the period from November 24, 2004 (the closing date of CSC’s initial public offering of IDSs) through December 31, 2004. On such date, the Board of Directors of CSC also declared a dividend of $0.04226 per share of Class B Common Stock. Such dividend was also paid on March 1, 2005 and covered the same period. Pursuant to certain limitations imposed by CSC’s charter, holders of Class B Common Stock are not entitled to receive another payment of cash dividends on their Class B Common Stock until June 1, 2006.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

7.	Redeemable Preferred Stock and Stockholders’ Deficit
      In July 2000, all of the issued and outstanding capital stock of CLC was cancelled, and CLC issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class A Preferred Stock”), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class B Preferred Stock” and, together with the Class A Preferred Stock, (the “Preferred Stock”) and (iii) 59,823.30 shares of common stock, par value $2.50 per share (the “Common Stock”). The Preferred Stock did not have voting rights, had a liquidation value of $2.5 million per share and was mandatorily redeemable on July 5, 2010.
      On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the years ended March 31, 2005 and 2004, the Company has recorded approximately $18.2 million and $24.7 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock was carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date.
      In November 2004 and December 2004, in connection with the IDS Transactions, a portion of the net proceeds from the initial public offering were used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of its outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock. All unredeemed preferred stock of CLC was exchanged by Holdings with CSC for additional shares of Class B Common Stock. Therefore, all of the outstanding Class A Preferred Stock is now held by CSC.
      Under CLC’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by CLC (the “EPP Loans”) to certain employees for the purchase of Common Stock at a fixed price per share equal to the fair market value of such Common Stock at the time of issuance as determined by the board of directors of CLC. Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested at the time of purchase, and the Common Stock vests over a specified period, typically over four years.
      In March 2003, through a series of transactions, all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests in the form of common membership units (the “Common Units”) and preferred membership units (the “Preferred Units”) in Holdings. Accordingly, CLC became a wholly owned subsidiary of Holdings.
      The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. There are no shares reserved for future issuance. The Equity Participation Plan contains certain restrictions on the transfer of the Common and Preferred Units.
      At March 31, 2005, there were 27,046,965 Common Units and 693 Preferred Units outstanding under the Equity Participation Plan of which 27,036,965 Common Units and 693 Preferred Units were vested.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC has recorded compensation expense of approximately $74,000, $176,000 and $338,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

8.	Guarantor Subsidiaries
      CLC has guaranteed the 11% Senior Secured Notes referred to in Note 3 on a full and unconditional basis. The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, will guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events. Until such events occur, holders of the 11% Senior Secured Notes have no direct recourse against these other subsidiaries other than enforcement through a security interest in the Intercompany Loan. The condensed consolidating balance sheet as of March 31, 2005, the condensed consolidating statement of operations for the fiscal year ended March 31, 2005, and the condensed consolidating statement of cash flows for the year ended March 31, 2005 include the condensed consolidating financial information for CSC, CLC and CSC’s other indirect subsidiaries. Prior corresponding periods present the condensed consolidating financial information for CLC and CSC’s other indirect subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Condensed consolidating financial information for the Company and CLC is as follows (in thousands):

Condensed Consolidating Balance Sheets

	March 31, 2005

			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	and	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$474	$—	$86,678	$(37)	$87,115
Advance location payments	—	—	72,222	—	72,222
Property, equipment and leasehold improvements, net	—	—	264,264	—	264,264
Intangible assets, net	—	—	514,478	—	514,478
Deferred income taxes	1,087	2,307	—	(3,394)	—
Intercompany loans and advances	2,060	49,475	—	(51,535)	—
Investment in subsidiaries	(34,770)	99,698	—	(64,928)	—
Investment in preferred stock	186,034	—	—	(186,034)	—
Other assets	94,866	162	7,619	(84,050)	18,597

Total assets	$249,751	$151,642	$945,261	$(389,978)	$956,676

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,797	$—	$71,145	$(2,418)	$73,524
Current portion of long-term debt	—	—	17,704	—	17,704

Total current liabilities	4,797	—	88,849	(2,418)	91,228
Deferred income taxes	—	—	68,940	(3,394)	65,546
Long-term debt, less current portion	136,117	—	554,570	—	690,687
Loan payable to Parent	—	—	81,670	(81,670)	—
Due to parent/subsidiary	—	—	51,534	(51,534)	—
Preferred stock and dividends payable	—	186,034	—	(186,034)	—
Total stockholders’ equity (deficit)	108,837	(34,392)	99,698	(64,928)	109,215

Total liabilities and stockholders’ equity (deficit)	$249,751	$151,642	$945,261	$(389,978)	$956,676

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	March 31, 2004

		Coinmach
	Coinmach	Corporation	Adjustments
	Laundry	and	and
	Corporation	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$—	$58,966	$—	$58,966
Advance location payments	—	73,253	—	73,253
Property, equipment and leasehold improvements, net	—	283,688	—	283,688
Deferred income taxes	1,974	—	(1,974)	—
Intangible assets, net	—	527,932	—	527,932
Intercompany loans and advances	50,036	21,822	(71,858)	—
Investment in subsidiaries	43,757	(27,460)	(16,297)	—
Investment in preferred stock	—	16,777	(16,777)	—
Other assets	528	15,670	(529)	15,669

Total assets	$96,295	$970,648	$(107,435)	$959,508

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$72,336	$(529)	$71,807
Current portion of long-term debt	—	9,149	—	9,149

Total current liabilities	—	81,485	(529)	80,956
Deferred income taxes	—	75,749	(1,974)	73,775
Long-term debt, less current portion	—	730,304	(21,822)	708,482
Preferred stock and dividends payable — Coinmach Laundry	265,914	—	—	265,914
Due to Parent	—	50,036	(50,036)	—
Preferred stock and dividends payable — AWA	—	16,777	(16,777)	—
Total stockholders’ (deficit) equity	(169,619)	16,297	(16,297)	(169,619)

Total liabilities and stockholders’ (deficit) equity	$96,295	$970,648	$(107,435)	$959,508

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

	Year Ended March 31, 2005

			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$538,604	$—	$538,604
Costs and expenses	342	509	488,112	—	488,963

Operating (loss) income	(342)	(509)	50,492	—	49,641
Transaction costs	—	—	17,389	—	17,389
Interest expense — preferred stock	(4,436)	22,666	—	—	18,230
Interest expense — escrow interest	—	—	941	—	941
Interest expense, net	2,319	—	56,253	—	58,572

Income (loss) before taxes	1,775	(23,175)	(24,091)	—	(45,491)
Income taxes	(1,087)	(334)	(8,745)	—	(10,166)

	2,862	(22,841)	(15,346)	—	(35,325)
Equity in loss (income) of subsidiaries	38,187	15,346	—	(53,533)	—

Net loss	$(35,325)	$(38,187)	$(15,346)	$53,533	$(35,325)

	Year Ended March 31, 2004

		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$531,088	$—	$531,088
Costs and expenses	704	483,272	—	483,976

Operating (loss) income	(704)	47,816	—	47,112
Interest expense — preferred stock	24,714	—	—	24,714
Interest expense	—	57,377	—	57,377

Loss before taxes	(25,418)	(9,561)	—	(34,979)
Income tax benefit	(133)	(3,515)	—	(3,648)

	(25,285)	(6,046)	—	(31,331)
Equity in loss of subsidiaries	—	975	(975)	—

	(25,285)	(7,021)	975	(31,331)
Dividend income	—	(1,642)	1,642	—

Net loss	$(25,285)	$(5,379)	$(667)	$(31,331)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2003

		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$535,179	$—	$535,179
Costs and expenses	999	478,832	—	479,831

Operating (loss) income	(999)	56,347	—	55,348
Interest expense	—	58,167	—	58,167

Loss before taxes	(999)	(1,820)	—	(2,819)
Income tax obligations (benefit)	(87)	468	—	381

	(912)	(2,288)	—	(3,200)
Equity in loss of subsidiaries	—	917	(917)	—

	(912)	(3,205)	917	(3,200)
Dividend income	—	(535)	535	—

Net loss	$(912)	$(2,670)	$382	$(3,200)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2005

			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$2,862	$(22,841)	$(15,346)	$—	$(35,325)
Noncash adjustments	(5,336)	22,406	118,047	—	135,117
Change in operating assets and liabilities	2,830	36	2,340	—	5,206

Net cash provided by (used in) operating activities	356	(399)	105,041	—	104,998

Investing Activities
Capital expenditures	—	—	(71,495)	—	(71,495)
Acquisition of assets	—	—	(628)	—	(628)
Proceeds from sale of investment	—	—	277	—	277
Proceeds from sale of property and equipment	—	—	919	—	919

Net cash used in investing activities	—	—	(70,927)	—	(70,927)

Financing Activities
Repayment of debt	—	—	(145,330)	—	(145,330)
Other financing items	75	399	54,766	81,670	136,910
Loan from parent	—	—	81,670	(81,670)	—

Net cash provided by (used in) financing activities	75	399	(8,894)	—	(8,420)

Net increase in cash and cash equivalents	431	—	25,220	—	25,651
Cash and cash equivalents, beginning of year	—	—	31,620	—	31,620

Cash and cash equivalents, end of year	$431	$—	$56,840	$—	$57,271

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2004

		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(25,285)	$(5,379)	$(667)	$(31,331)
Noncash adjustments	24,756	106,140	—	130,896
Change in operating assets and liabilities	(297)	(2,216)	—	(2,513)

Net cash (used in) provided by operating activities	(826)	98,545	(667)	97,052

Investing activities
Investment in and advances to Subsidiaries	—	(667)	667	—
Capital expenditures	—	(86,732)	—	(86,732)
Acquisition of assets	—	(3,615)	—	(3,615)
Sale of investment	—	1,022	—	1,022
Sale of property and equipment	—	876	—	876

Net cash used in investing activities	—	(89,116)	667	(88,449)

Financing activities
Proceeds from debt	—	8,700	—	8,700
Repayment of debt	—	(9,613)	—	(9,613)
Other financing items	826	(4,324)	—	(3,498)

Net cash provided by (used in) financing activities	826	(5,237)	—	(4,411)

Net increase in cash and cash equivalents	—	4,192	—	4,192
Cash and cash equivalents, beginning of year	—	27,428	—	27,428

Cash and cash equivalents, end of year	$—	$31,620	$—	$31,620

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2003

		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(912)	$(2,670)	$382	$(3,200)
Noncash adjustments	213	103,194	—	103,407
Change in operating assets and liabilities	(75)	3,768	—	3,693

Net cash (used in) provided by operating activities	(774)	104,292	382	103,900

Investing activities
Investment in and advances to
Subsidiaries	—	382	(382)	—
Capital expenditures	—	(86,685)	—	(86,685)
Acquisition of assets	—	(1,976)	—	(1,976)
Sale of investment	—	6,585	—	6,585
Sale of property and equipment	—	746	—	746

Net cash used in investing activities	—	(80,948)	(382)	(81,330)

Financing activities
Proceeds from debt	—	18,000	—	18,000
Repayment of debt	—	(36,750)	—	(36,750)
Other financing items	774	(4,986)	—	(4,212)

Net cash provided by (used in) financing activities	774	(23,736)	—	(22,962)

Net decrease in cash and cash equivalents	—	(392)	—	(392)
Cash and cash equivalents, beginning of year	—	27,820	—	27,820

Cash and cash equivalents, end of year	$—	$27,428	$—	$27,428

9.	Commitments and Contingencies
      Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $9.7 million for the year ended March 31, 2005, $8.9 million for the year ended March 31, 2004 and $8.6 million for the year ended March 31, 2003.
      Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2005, 2004 and 2003.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes property under capital leases at March 31, 2005 and 2004:

	2005	2004

	(In thousands)
Laundry equipment and fixtures	$1,148	$962
Trucks and other vehicles	22,862	18,849

	24,010	19,811
Less accumulated amortization	(15,930)	(11,865)

	$8,080	$7,946

      Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2005 are as follows (in thousands):

	Capital	Operating

2006	$3,550	$8,010
2007	2,459	6,231
2008	1,255	4,279
2009	263	3,246
2010	—	2,346
Thereafter	—	2,472

Total minimum lease payments	7,527	$26,584

Less amounts representing interest	897

Present value of net minimum lease payments (including current portion of $3,032)	$6,630

      The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2005 and March 31, 2004 were approximately $6.4 million and $3.8 million, respectively.
      The Company is a party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.
      In connection with insurance coverages, which include workers’ compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

10.	Related Party Transactions
      In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $100,000 and $150,000 is included in other assets as of March 31, 2005 and March 31, 2004, respectively.
      On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The outstanding balance of such loan is included in other assets as of March 31, 2005 and March 31, 2004.
      During the fiscal year ended March 31, 2005, Coinmach paid a director, a member of each of the Company’s board of directors, the Coinmach board of directors, the Holdings board of managers and the CLC board of directors, $180,000 for general financial advisory and investment banking services which are recorded in general and administrative expenses and. Additionally, the Company paid a one-time fee of $500,000 to the director in connection with the IDS Transactions.

11.	Fair Value of Financial Instruments
      The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
      The carrying amounts of cash and cash equivalents, receivables, the Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2005.
      The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

	Carrying	Estimated Fair
	Amount	Value

9% Senior Notes at March 31, 2005	$324,500	$332,613
9% Senior Notes at March 31, 2004	$450,000	$483,750
IDS 11% Senior Secured Notes at March 31, 2005	$116,117	$114,226
Third Party 11% Senior Secured Notes at March 31, 2005	$20,000	$19,674
      The fair value of the 9% Senior Notes and the 11% Senior Secured Notes are based on quoted market prices.

12.	Segment Information
      The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s wholly-owned subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,

	2005	2004	2003

Revenue:
Route	$472,484	$469,641	$471,443
All other:
Rental	34,372	32,572	28,743
Distribution	31,748	28,875	34,993

Subtotal	66,120	61,447	63,736

Total revenue	$538,604	$531,088	$535,179

EBITDA(1):
Route	$155,378	$154,436	$158,938
All other
Rental	13,840	12,197	11,381
Distribution	1,412	(1,254)	(1,679)

Subtotal	15,252	10,943	9,702

Other items, net	(855)	(230)	454
Transaction costs(2)	(17,389)	—	—
Corporate expenses	(9,694)	(9,460)	(9,568)

Total EBITDA	142,692	155,689	159,526
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(98,921)	(98,148)	(94,489)
All other	(8,242)	(8,062)	(7,746)
Corporate expenses	(3,277)	(2,367)	(1,943)

Total depreciation	(110,440)	(108,577)	(104,178)

Interest expense	(58,572)	(57,377)	(58,167)
Interest expense — preferred stock	(18,230)	(24,714)	—
Interest expense — escrow	(941)	—	—

Consolidated loss before income taxes	$(45,491)	$(34,979)	$(2,819)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA has not been adjusted to take into account transaction costs consisting of (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses relating to an amendment to the Senior Secured Credit Facility aggregating approximately $2.0 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31,

	2005	2004	2003

Expenditures for acquisitions and additions of long-lived assets:
Route	$64,844	$81,685	$78,939
All other	7,279	8,662	9,722

Total	$72,123	$90,347	$88,661

Segment assets:
Route	$910,980	$899,714	$901,672
All other	28,209	48,535	60,404
Corporate assets	17,487	11,259	14,087

Total	$956,676	$959,508	$976,163

Non-GAAP Financial Measures
      EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Year Ended March 31,

	2005	2004	2003

Net loss	$(35.3)	$(31.3)	$(3.2)
(Benefit) provision for income taxes	(10.1)	(3.7)	0.3
Interest expense	58.6	57.4	58.2
Interest expense — preferred stock	18.2	24.7	—
Interest expense — escrow interest	0.9	—	—
Depreciation and amortization	110.4	108.6	104.2

EBITDA*	$142.7	$155.7	$159.5

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

*	The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to take into account transaction costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses relating to an amendment to the Senior Secured Credit Facility aggregating approximately $2.0 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

13.	Other Items, net
      In October 2002, the Company sold its ownership interest in Resident Data, Inc. (“RDI”), to third parties (the “RDI Sale”), for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of Coinmach to AWA and the formation of Holdings, (ii) organizational costs related to the formation of American Laundry Franchising Corp., a wholly owned subsidiary of Super Laundry, and (iii) certain expenses associated with the consolidation of offices of Super Laundry which was the result of actions taken by Coinmach to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.
      Under the terms of the RDI Sale, Coinmach was entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds, were scheduled to be paid in two installments in October 2003 and October 2004.
      In October 2003, Coinmach received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, Coinmach recorded income of approximately $1.7 million for the year ended March 31, 2004. Offsetting the additional income related to the RDI Sale was approximately $1.9 million of expenses related to consolidation of offices of Super Laundry. This consolidation was the result of actions taken by Coinmach to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.
      In November 2004, Coinmach received the second installment of approximately $0.9 million. Other items, net for the year ended March 31, 2005 include approximately $1.2 million relating to additional expenses associated with the closing of California operations in the distribution business, offset slightly by additional income related to the RDI Sale.

14.	2004 Long-Term Incentive Plan
      On November 24, 2004, the CSC board of directors approved the adoption of the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The total number of securities available under the 2004 LTIP is calculated as 15% of the Class A Common Stock outstanding at the time of the IPO which aggregates to 2,836,729 shares of Class A Common Stock. At March 31, 2005, CSC had not issued any securities under the 2004 LTIP.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15.	Subsequent Event
      On May 12, 2005, the Board of Directors of CSC approved a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate) which dividend is payable on June 1, 2005 to holders of record as of the close of business on May 25, 2005.

16.	Quarterly Financial Information (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended March 31, 2005 and 2004 (in thousands, except share data):

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Revenues	$133,499	$132,950	$135,627	$136,528
Operating income	12,335	11,085	13,318	12,903
Loss before income taxes	(8,452)	(10,121)	(24,401)	(2,517)
Net loss attributable to common stockholders	(7,780)	(8,872)	(16,301)	(2,372)
Basic and diluted loss per share:
Class A Common Stock	—	—	(0.52)	(0.03)
Class B Common Stock	(0.31)	(0.35)	(0.52)	(0.07)

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004

Revenues	$132,517	$129,951	$135,740	$132,880
Operating income	12,338	11,061	12,711	11,002
Loss before income taxes	(7,883)	(9,458)	(8,005)	(9,633)
Net loss attributable to common stockholders	(7,169)	(8,747)	(7,360)	(8,055)
Basic and diluted loss per share:
Class A Common Stock	—	—	—	—
Class B Common Stock	(0.29)	(0.35)	(0.29)	(0.32)
      Basic and diluted loss per share for Class A Common Stock and Class B Common Stock for the three months ended December 31, 2004 and March 31, 2005, was calculated by dividing the loss attributable to Class A Common Stock and Class B Common Stock by the respective weighted average number of shares outstanding. For all other three month periods there was no Class A Common Stock outstanding. For these periods, the calculation of net loss attributable to common stockholders per share of Class B Common Stock assumes 24,980,445 shares of Class B Common Stock were outstanding.

Coinmach Service Corp. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Year ended March 31, 2005
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$2,892,000	$1,617,000	$—	$(715,000)	$3,794,000
Year ended March 31, 2004
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,553,000	1,831,000	—	(492,000)	2,892,000
Year ended March 31, 2003
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,342,000	1,188,000	—	(977,000)	1,553,000

(1)	Write-off to accounts receivable

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Coinmach Laundry Corporation
      We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the “Company”) as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedules listed in the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 31, 2005 and March 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 7 to the consolidated financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities”.

/s/ Ernst & Young LLP
New York, New York
May 24, 2005

Coinmach Laundry Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,

	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,840	$31,620
Receivables, less allowance of $3,794 and $2,892	6,486	6,207
Inventories	12,432	11,508
Assets held for sale	2,475	2,560
Prepaid expenses	4,994	5,097
Interest rate swap asset	832	—
Other current assets	2,582	1,974

Total current assets	86,641	58,966
Advance location payments	72,222	73,253
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	526,158	479,781
Land, building and improvements	34,729	30,053
Trucks and other vehicles	32,507	27,590

	593,394	537,424
Less accumulated depreciation and amortization	(329,130)	(253,736)

Net property, equipment and leasehold improvements	264,264	283,688
Contract rights, net of accumulated amortization of $100,975 and $87,139	309,698	323,152
Goodwill	204,780	204,780
Other assets	7,619	15,669

Total assets	$945,224	$959,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,535	$20,385
Accrued expenses	10,394	8,421
Accrued rental payments	30,029	31,855
Accrued interest	7,987	7,549
Interest rate swap liability	—	3,597
Current portion of long-term debt	17,704	9,149

Total current liabilities	88,649	80,956
Deferred income taxes	66,633	73,775
Long-term debt	554,570	708,482
Intercompany loan	81,670	—
Due to Parent	2,060	—
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 54.12 shares issued and outstanding at March 31, 2005 and 74.89 shares issued and outstanding at March 31, 2004 (liquidation preference of $186,034 at March 31, 2005) — owned by Parent	186,034	265,914

Total liabilities	979,616	1,129,127
Stockholders’ deficit:
Common stock — $2.50 par value; 76,000 shares authorized; 66,790.27 shares issued and outstanding at March 31, 2005 and 66,825.83 shares issued and outstanding at March 31, 2004	167	167
Capital in excess of par value	175,864	5,022
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income (loss), net of tax	492	(2,006)
Accumulated deficit	(202,915)	(164,728)
Deferred compensation	(12)	(86)

Total stockholders’ deficit	(34,392)	(169,619)

Total liabilities and stockholders’ deficit	$945,224	$959,508

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues	$538,604	$531,088	$535,179
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	367,974	365,709	366,539
General and administrative (including stock-based compensation expense of $74, $176 and $338, respectively)	9,352	9,460	9,568
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Other items, net	855	230	(454)

	488,621	483,976	479,831

Operating income	49,983	47,112	55,348
Interest expense	56,253	57,377	58,167
Interest expense — non cash preferred stock dividends	22,666	24,714	—
Interest expense — escrow interest	941	—	—
Transaction costs	17,389	—	—

Loss before income taxes	(47,266)	(34,979)	(2,819)

(Benefit) provision for income taxes:
Current	—	105	397
Deferred	(9,079)	(3,753)	(16)

	(9,079)	(3,648)	381

Net loss	(38,187)	(31,331)	(3,200)
Preferred stock dividends	—	—	(20,838)

Net loss attributable to common stockholders	$(38,187)	$(31,331)	$(24,038)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

		Capital	Carryover	Accumulated Other			Total
	Common	in Excess	Basis	Comprehensive Income	Accumulated	Deferred	Stockholders’
	Stock	of Par	Adjustment	(Loss), net of tax	Deficit	Compensation	Deficit

	(In thousands)
Balance, March 31, 2002	$167	$4,037	$(7,988)	$—	$(109,359)	$(600)	$(113,743)
Common stock retired	—	(10)	—	—	—	—	(10)
Comprehensive loss:
Net loss	—	—	—	—	(3,200)	—	(3,200)
Loss on derivative instruments, net of income tax of $1,338	—	—	—	(2,007)	—	—	(2,007)

Total comprehensive loss	—	—	—	—	—	—	(5,207)
Capital contribution	—	1,000	—	—	—	—	1,000
Dividends on preferred stock	—	—	—	—	(20,838)	—	(20,838)
Stock-based compensation	—	—	—	—	—	338	338

Balance, March 31, 2003	167	5,027	(7,988)	(2,007)	(133,397)	(262)	(138,460)
Common stock retired	—	(5)	—	—	—	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	(31,331)	—	(31,331)
Gain on derivative instruments	—	—	—	1	—	—	1

Total comprehensive loss	—	—	—	—	—	—	(31,330)
Stock-based compensation	—	—	—	—	—	176	176

Balance, March 31, 2004	167	5,022	(7,988)	(2,006)	(164,728)	(86)	(169,619)
Capital contributions	—	170,842	—	—	—	—	170,842
Comprehensive loss:
Net loss	—	—	—	—	(38,187)	—	(38,187)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	2,498	—	—	2,498

Total comprehensive loss							(35,689)
Stock-based compensation	—	—	—	—	—	74	74

Balance, March 31, 2005	$167	$175,864	$(7,988)	$492	$(202,915)	$(12)	$(34,392)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Operating activities
Net loss	$(38,187)	$(31,331)	$(3,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Interest expense — preferred stock	22,666	24,714	—
Gain on sale of investment and equipment	(557)	(1,232)	(3,532)
Deferred income taxes	(9,079)	(3,753)	(16)
Amortization of deferred issue costs	2,139	2,414	2,439
Premium on redemption of 9% Senior Notes	11,295	—	—
Write-off of deferred issue costs	3,475	—	—
Stock based compensation	74	176	338
Change in operating assets and liabilities, net of businesses acquired:
Other assets	1,017	(1,384)	126
Receivables, net	(279)	4,246	1,430
Inventories and prepaid expenses	(702)	2,247	(1,214)
Accounts payable and accrued expenses, net	2,232	(7,077)	2,797
Accrued interest	438	(545)	554

Net cash provided by operating activities	104,972	97,052	103,900

Investing activities
Additions to property, equipment and leasehold improvements	(53,444)	(65,460)	(66,238)
Advance location payments to location owners	(18,051)	(21,272)	(20,447)
Additions to net assets related to acquisitions of businesses	(628)	(3,615)	(1,976)
Proceeds from sale of investment	277	1,022	6,585
Proceeds from sale of property and equipment	919	876	746

Net cash used in investing activities	(70,927)	(88,449)	(81,330)

Financing activities
Proceeds from credit facility	$–	$8,700	$18,000
Repayments under credit facility	(19,830)	(9,613)	(36,750)
Redemption of 9% Senior Notes	(125,500)	—	—
Payment of premium on 9% Senior Notes	(11,295)	—	—
Principal payments on capitalized lease obligations	(4,331)	(3,995)	(3,981)
Borrowings (repayments) from bank and other borrowings	105	498	(266)
Proceeds from Intercompany Loan	81,670	—	—
Net advances from Parent	2,060	—	—
Capital contributions	170,842	—	—
Cash dividends paid	(3,338)	—	—
Redemption of preferred stock	(99,208)	—	—
Receivables from stockholders	—	(1)	35

Net cash used in by financing activities	(8,825)	(4,411)	(22,962)

Net increase (decrease) in cash and cash equivalents	25,220	4,192	(392)
Cash and cash equivalents, beginning of year	31,620	27,428	27,820

Cash and cash equivalents, end of year	$56,840	$31,620	$27,428

Supplemental disclosure of cash flow information
Interest paid	$54,617	$55,614	$55,300

Income taxes paid	$301	$158	$475

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$4,199	$3,929	$3,554

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation
      The consolidated financial statements include the accounts of Coinmach Laundry Corporation, a Delaware corporation, and its wholly owned subsidiaries, including Coinmach Corporation (“Coinmach Corp.”). Intercompany profits, transactions and balances have been eliminated in consolidation. Coinmach Laundry Corporation is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”). Unless otherwise specified herein, references to the “Company,” “Laundry Corp.,” “we” and “our” shall mean Coinmach Laundry Corporation and its subsidiaries.
      On November 24, 2004, CSC completed its initial public offering of Income Deposit Securities (IDSs) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings, LLC (“Holdings”), the former parent of the Company, exchanged its Laundry Corp. capital stock and all of its shares of common stock of Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned with Coinmach Corp., for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”
      CSC used a portion of the proceeds of the IDS Transactions to make an intercompany loan (the “Intercompany Loan”) to Coinmach Corp. in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to Laundry Corp. aggregating approximately $170.8 million. Laundry Corp. then contributed approximately $165.6 million to Coinmach Corp. Coinmach Corp. then made a dividend payment to Laundry Corp. of approximately $93.5 million.
      Proceeds from the offerings and related transactions were, in part, used to (i) redeem a portion of the 9% senior notes due 2010 of Coinmach Corp. (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach Corp.’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of its outstanding Class A preferred stock (representing all of Laundry Corp.’s outstanding Class A preferred stock) and approximately $7.4 million of Laundry Corp.’s outstanding Class B preferred stock (representing a portion of the then outstanding Class B preferred stock).
      The Company is a provider of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats located throughout Texas and Arizona. Through AWA, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of Coinmach Corp., constructs, designs and retrofits laundromats and distributes laundromat equipment.

Appliance Warehouse Transfer
      On November 29, 2002, Coinmach Corp. transferred all of the assets of the Appliance Warehouse division of Coinmach Corp. to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to Coinmach Corp. (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. The Company consolidates AWA as a result of Laundry Corp.’s ownership of the AWA Preferred Stock which represents 100% of the voting interest. The Company treats the AWA Common Stock held by CSC as a minority interest. The Company has not recorded minority interest because AWA’s Preferred Stock dividend requirements exceed its net income and CSC is not obligated to fund AWA’s losses. Minority interest will be recorded in the future for the amount of AWA’s net income that exceeds the preferred stock dividend requirements.

2.	Summary of Significant Accounting Policies

Recognition of Revenues
      The Company has agreements with various property owners that provide for the Company’s installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments.
      The Company reports revenues from laundry machines on the accrual basis and has accrued the cash estimated to be in the machines at the end of each fiscal year. The Company calculates the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days the location had not been collected. The Company analytically reviews the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.
      AWA has short-term contracts under which it leases laundry machines and other household appliances to its customers. These contracts require a fixed charge that is billed and recorded as revenue on a monthly basis as per the terms of such contracts.
      Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $24.1 million for the year ended March 31, 2005, $20.8 million for the year ended March 31, 2004 and $26.8 million for the year ended March 31, 2003.
      No single customer represents more than 2% of the Company’s total revenues. In addition, the Company’s ten largest customers taken together account for less than 10% of the Company’s total revenues in the aggregate.

Use of Estimates
      Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories
      Inventory costs for Super Laundry are valued at the lower of cost (first-in, first-out) or market. Inventory costs for AWA and the route business are determined principally by using the average cost method and are stated at the lower of cost or net realizable value. Machine repair parts inventory is valued using a formula based on total purchases and the annual inventory turnover. Inventory consists of the following (in thousands):

	March 31,

	2005	2004

Laundry equipment	$8,882	$7,973
Machine repair parts	3,550	3,535

	$12,432	$11,508

Long-Lived Assets
      Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2005.

Assets Held for Sale
      During the fiscal year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. The Company has determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” has been met. The Company continues to actively market these laundromats and anticipates selling them in the near future. These assets held for sale have been recorded at their historical cost totaling $2,475,000, which the Company believes to be less than its fair value less costs to sell. The carrying value of the laundromats that are held for sale is separately presented in the consolidated balance sheet.

Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter:

Laundry equipment, installation costs and fixtures	5 to 8 years
Leasehold improvements and decorating costs	5 to 8 years
Trucks and other vehicles	3 to 4 years
      The cost of installing laundry machines is capitalized and included with laundry equipment. Decorating costs, which represent the costs of refurbishing and decorating laundry rooms in property-owner facilities, are capitalized and included with leasehold improvements.
      Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Goodwill
      The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2005 and 2004 is as follows (in thousands):

	March 31,

	2005	2004

Route	$195,026	$195,026
Rental	6,837	6,837
Distribution	2,917	2,917

	$204,780	$204,780

      The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2005 and 2004 consists of the following (in thousands):

	March 31,

	2005	2004

Goodwill — beginning of year	$204,780	$203,860
Acquisitions	—	920

Goodwill — end of year	$204,780	$204,780

Contract Rights
      Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, are amortized using accelerated methods over periods ranging from 30 to 35 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years Ending March 31,

2006	$13.5
2007	13.2
2008	12.9
2009	12.6
2010	12.3
      The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore, regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

Advance Location Payments
      Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the balance sheet as a component of prepaid expenses.

Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as the aggregate change in stockholders’ deficit excluding changes in ownership interests. Comprehensive income (loss) consists of gains or losses on derivative instruments (interest rate swap agreements).

Income Taxes
      The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Derivatives
      The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The derivatives used by the Company are interest rate swaps designated as cash flow hedges.
      The effective portion of the derivatives gain or loss is initially reported in stockholders’ deficit as a component of comprehensive loss and upon settlement subsequently reclassified into earnings.

3.	Long-Term Debt
      Long-term debt consists of the following (in thousands):

	March 31,	March 31,
	2005	2004

9% Senior Notes due 2010	$324,500	$450,000
Credit facility indebtedness	240,507	260,337
Obligations under capital leases	6,630	6,762
Other long-term debt with varying terms and maturities	637	532

	572,274	717,631
Less current portion	17,704	9,149

	$554,570	$708,482

a.	9% Senior Notes
      On January 25, 2002, Coinmach Corp. issued $450 million of 9% Senior Notes due 2010 (the “9% Senior Notes”). Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach Corp. and are redeemable at the option of Coinmach Corp. in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture, dated January 25, 2002, by and between Coinmach Corp. and U.S. Bank, N.A. as Trustee, governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contains certain financial covenants and restricts the payment of certain dividends, distributions or other payments from Coinmach Corp. to Laundry Corp. The indenture governing the 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.
      The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the indenture governing the 9% Senior Notes) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.
      At March 31, 2005, Coinmach Corp. was in compliance with all covenants under the indenture governing the 9% Senior Notes.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

b.	Credit Facility
      On January 25, 2002, Coinmach Corp. also entered into the Senior Secured Credit Facility which was comprised of an aggregate of $355 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A (“Tranche A”) term loan facility which was bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B (“Tranche B”) term loan facility which is bearing interest at a monthly Eurodollar Rate plus 2.75%. The Senior Secured Credit Facility (revolving credit facility portion) also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios.
      Interest on the borrowings under the Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate, as defined in the Senior Secured Credit Facility. Subject to certain terms and conditions of the Senior Secured Credit Facility, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2005, the monthly variable Eurodollar interest rate was 2.90%.
      Indebtedness under the Senior Secured Credit Facility is secured by all of Coinmach Corp.’s real and personal property and is guaranteed by each of Coinmach Corp.’s domestic subsidiaries. Under the Senior Secured Credit Facility, Coinmach Corp. and Laundry Corp. pledged to Deutsche Bank Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of Coinmach Corp. and Coinmach Corp.’s domestic subsidiaries.
      The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Corp. or its subsidiaries or the purchase, redemption or other acquisition of any of the capital stock of Coinmach Corp. or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach Corp.’s equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that Coinmach Corp. satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
      On November 24, 2004, CSC completed the IDS Transactions. Coinmach Corp. used a portion of the proceeds from the Intercompany Loan and the Capital Contribution to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004 and (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. The 9% Senior Notes described above were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004.
      Transaction costs on the Consolidated Statements of Operations for the year ended March 31, 2005 represent (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $2.0 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
other things, permit the IDS Transactions and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.
      As a condition to the consummation of the initial public offering, Coinmach Corp. entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 to, among other things, permit consummation of the IDS Transactions.
      At March 31, 2005, Coinmach Corp. was in compliance with the covenants under the indenture governing the Senior Secured Credit Facility.
      The Senior Secured Credit Facility requires Coinmach Corp. to make an annual mandatory repayment of principal on the outstanding balance of term loans based on 50% of “excess cash flow,” as defined. For the year ended March 31, 2005, the required amount that is payable is approximately $12.0 million on or prior to July 5, 2005.
      Debt outstanding under the Senior Secured Credit Facility consists of the following (in thousands):

	March 31,

	2005	2004

Tranche term loan B, semi-annual payments of approximately $1,240, increasing to approximately $6,199 on June 30, 2007 with the final payment of approximately $210,753 on July 25, 2009 (Interest rate of 5.65% at March 31, 2005)	$240,507	$242,986
Tranche term loan A	—	17,351
Revolving line of credit	—	—

	$240,507	$260,337

      At March 31, 2005, the amount available on the revolving credit facility portion of the Senior Secured Credit Facility was approximately $68.6 million. Letters of credit outstanding at March 31, 2005 were approximately $6.4 million.
      Coinmach Laundry is not a guarantor under the indenture governing the 9% Senior Notes or the Senior Secured Credit Facility.
      The aggregate maturities of debt during the next five years and thereafter as of March 31, 2005 are as follows (in thousands):

Principal
Years Ending March 31,	Amount

2006	$17,704
2007	4,695
2008	12,985
2009	12,080
2010	524,738
Thereafter	72

Total debt	$572,274

c.	Interest Rate Swaps
      On September 23, 2002, Coinmach Corp. entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest-

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $2.5, net of tax, in the stockholders’ equity section for the fiscal year ended March 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

4.	Intercompany Loan
      CSC made the Intercompany Loan of approximately $81.7 million to Coinmach Corp with a portion of the proceeds from the IDS Transactions. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach Corp., ranks equally in right of payment with all existing and future senior indebtedness of Coinmach Corp. and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach Corp. Certain of Coinmach Corp.’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of CSC’s 11% senior secured notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
      If at any time Coinmach Corp. is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to Coinmach Corp. and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.
      If Coinmach Corp. merged with or into CSC, the Intercompany Loan would be terminated and Coinmach Corp., as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to CSC’s 11% senior secured notes.
      If an event of default occurs and is continuing under the Intercompany Loan, CSC will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if Coinmach Corp. shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% senior secured notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.
      At March 31, 2005, Coinmach Corp. was in compliance with all the covenants under the Intercompany Loan.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

5.	Retirement Savings Plan
      Coinmach Corp. maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.
      Contributions to such plan amounted to approximately $502,000 for the year ended March 31, 2005, $499,000 for the year ended March 31, 2004 and $495,000 for the year ended March 31, 2003. The Company does not provide any other post-retirement benefits.

6.	Income Taxes
      The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,

	2005	2004

Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$108,058	$111,103
Interest rate swap	340	—
Other	1,798	1,246

	110,196	112,349

Deferred tax assets:
Interest rate swap	—	1,591
Net operating loss carryforwards	40,356	34,272
Covenant not to compete	1,072	1,202
Other	2,135	1,509

	43,563	38,574

Net deferred tax liability	$66,633	$73,775

      The net operating loss carryforwards of approximately $99 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.
      The (benefit) provision for income taxes consists of (in thousands):

	Year Ended March 31,

	2005	2004	2003

Federal	$(7,079)	$(2,948)	$(13)
State	(2,000)	(700)	394

	$(9,079)	$(3,648)	$381

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,

	2005	2004	2003

Expected tax benefit	$(16,543)	$(12,243)	$(885)
NOL Valuation Allowance	—	—	—
Non deductible interest — Preferred Stock	7,933	8,649	—
State tax (benefit) provision, net of federal taxes	(1,300)	(473)	256
Permanent book/tax differences:	831	419	1,010

Tax (benefit) provision	$(9,079)	$(3,648)	$381

      The incorporation of AWA and subsequent AWA Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

7.	Redeemable Preferred Stock and Stockholders’ Deficit
      In August 2003, the Company affected a two thousand five hundred-for-one reverse stock split for its Common Stock and its Preferred Stock, as defined herein. All outstanding share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.
      In July 2000, all of the issued and outstanding capital stock of Laundry Corp. was cancelled, and Laundry Corp. issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class A Preferred Stock”), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class B Preferred Stock” and, together with the Class A Preferred Stock, (the “Preferred Stock”) and (iii) 59,823.30 shares of common stock, par value $2.50 per share (the “Common Stock”). The Preferred Stock does not have voting rights, has a liquidation value of $2.5 million per share and is mandatorily redeemable on July 5, 2010.
      On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for Laundry Corp.). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the years ended March 31, 2005 and 2004, the Company has recorded approximately $22.7 million and $24.7 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock is carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date. The cumulative and unpaid dividends as of March 31, 2005 were approximately $55.9 million.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In November 2004 and December 2004, in connection with the IDS Transactions, a portion of the net proceeds from the initial public offering were used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of the outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock. All unredeemed Preferred Stock was exchanged by Holdings with CSC for additional shares of CSC Class B common stock. Therefore, all of the Class B Preferred Stock outstanding is now held by CSC.
      Under Laundry Corp.’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by Laundry Corp. (the “EPP Loans”) to certain employees for the purchase of Common Stock at a fixed price per share equal to the fair market value of such Common Stock at the time of issuance as determined by the board of directors of Laundry Corp. Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested at the time of purchase, and the Common Stock vests over a specified period, typically over four years.
      In March 2003, through a series of transactions, all of the outstanding capital stock of Laundry Corp. was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common membership units (the “Common Units”) and preferred membership units (the “Preferred Units”)) in Holdings. Accordingly, Laundry Corp. became a wholly owned subsidiary of Holdings.
      At March 31, 2005, there were 27,046,965 Common Units and 693 Preferred Units outstanding under the Equity Participation Plan of which 27,036,965 Common Units and 693 Preferred Units were vested.
      The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. There are no shares reserved for future issuance. The Equity Participation Plan contains certain restrictions on the transfer of the Common Units and the Preferred Units.
      The installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). The Company has recorded compensation expense of approximately $74,000, $176,000 and $338,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

8.	Commitments and Contingencies
      Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $9.7 million for the year ended March 31, 2005, $8.9 million for the year ended March 31, 2004 and $8.6 million for the year ended March 31, 2003.
      Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2005, 2004 and 2003.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes property under capital leases at March 31, 2005 and 2004:

	2005	2004

	(In thousands)
Laundry equipment and fixtures	$1,148	$962
Trucks and other vehicles	22,862	18,849

	24,010	19,811
Less accumulated amortization	(15,930)	(11,865)

	$8,080	$7,946

      Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2005 are as follows (in thousands):

	Capital	Operating

2006	$3,550	$8,010
2007	2,459	6,231
2008	1,255	4,279
2009	263	3,246
2010	—	2,346
Thereafter	—	2,472

Total minimum lease payments	7,527	$26,584

Less amounts representing interest	897

Present value of net minimum lease payments (including current portion of $3,032)	$6,630

      The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2005 and March 31, 2004 were approximately $6.4 million and $3.8 million, respectively.
      The Company is a party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.
      In connection with insurance coverages, which include workers’ compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

9.	Related Party Transactions
      In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $100,000 and $150,000 is included in other assets as of March 31, 2005 and March 31, 2004, respectively.
      On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The outstanding balance of such loan is included in other assets as of March 31, 2005 and March 31, 2004.
      During the fiscal year ended March 31, 2005, the Company paid a member of each of the Company’s board of directors, the Coinmach Corp. board of directors, the Holdings board of managers and the CSC board of directors, $180,000 for general financial advisory and investment banking services which are recorded in general and administrative expenses. Additionally, CSC paid a one time fee of $500,000 to a director in connection with the IDS Transactions.

10.	Fair Value of Financial Instruments
      The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
      The carrying amounts of cash and cash equivalents, receivables, the Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2005.
      The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

	Carrying	Estimated
	Amount	Fair Value

9% Senior Notes at March 31, 2005	$324,500	$332,613
9% Senior Notes at March 31, 2004	$450,000	$483,750
      The fair value of the 9% Senior Notes are based on quoted market prices.

11.	Segment Information
      The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s wholly-owned subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,

	2005	2004	2003

Revenue:
Route	$472,484	$469,641	$471,443
All other:
Rental	34,372	32,572	28,743
Distribution	31,748	28,875	34,993

Subtotal	66,120	61,447	63,736

Total revenue	$538,604	$531,088	$535,179

EBITDA(1):
Route	$155,378	$154,436	$158,938
All other
Rental	13,840	12,197	11,381
Distribution	1,412	(1,254)	(1,679)

Subtotal	15,252	10,943	9,702

Other items, net	(855)	(230)	454
Transaction costs(2)	(17,389)	—	—
Corporate expenses	(9,352)	(9,460)	(9,568)

Total EBITDA	143,034	155,689	159,526
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(98,921)	(98,148)	(94,489)
All other	(8,242)	(8,062)	(7,746)
Corporate expenses	(3,277)	(2,367)	(1,943)

Total depreciation	(110,440)	(108,577)	(104,178)

Interest expense	(56,253)	(57,377)	(58,167)
Interest expense — preferred stock	(22,666)	(24,714)	—
Interest expense — escrow	(941)	—	—

Consolidated loss before income taxes	$(47,266)	$(34,979)	$(2,819)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to take into account transaction costs consisting of (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses aggregating approximately $2.0 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31,

	2005	2004	2003

Expenditures for acquisitions and additions of long-lived assets:
Route	$64,844	$81,685	$78,939
All other	7,279	8,662	9,722

Total	$72,123	$90,347	$88,661

Segment assets:
Route	$910,980	$891,980	$901,672
All other	28,209	56,269	60,404
Corporate assets	6,035	11,259	14,087

Total	$945,224	$959,508	$976,163

Non-GAAP Financial Measures
      EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Year Ended March 31,

	2005	2004	2003

Net loss	$(38.2)	$(31.3)	$(3.2)
(Benefit) provision for income taxes	(9.1)	(3.7)	0.3
Interest expense	56.3	57.4	58.2
Interest expense — preferred stock	22.7	24.7	—
Interest expense — escrow interest	0.9	—	—
Depreciation and amortization	110.4	108.6	104.2

EBITDA*	$143.0	$155.7	$159.5

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

*	The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to take into account transaction costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses aggregating approximately $2.0 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

12.	Other Items, net
      In October 2002, the Company sold its ownership interest in Resident Data, Inc. (“RDI”), valued at approximately $2.7 million, to unrelated third parties (the “RDI Sale”), for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of Coinmach Corp. to AWA and the formation of Holdings, (ii) organizational costs related to the formation of American Laundry Franchising Corp., a wholly owned subsidiary of Super Laundry, and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of several actions taken by Coinmach Corp. to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.
      Under the terms of the RDI Sale, Coinmach Corp. was entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds were scheduled to be paid in two installments in October 2003 and October 2004.
      In October 2003, Coinmach Corp. received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, Coinmach Corp. recorded income of approximately $1.7 million for the year ended March 31, 2004. Offsetting the additional income related to the RDI Sale was approximately $1.9 million of various expenses related to certain costs associated with the consolidation of certain offices of Super Laundry. This consolidation was the result of several actions taken by Coinmach Corp. to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of various responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.
      In November 2004, Coinmach Corp. received the second installment of approximately $0.9 million. Other items for the year ended March 31, 2005 include approximately $1.2 million relating to additional expenses associated with the closing of California operations in the distribution business, offset slightly by additional income related to the RDI Sale.

13.	Dividends
      On March 1, 2005, CLC paid a cash dividend of approximately $3.3 million on its Class B Preferred Stock to CSC.
      On June 1, 2005, CLC will pay a cash dividend of approximately $5.4 million on its Class B Preferred Stock to CSC.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Financial Information (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Revenues	$133,499	$132,950	$135,627	$136,528
Operating income	12,335	11,085	13,318	13,245
Loss before income taxes	(8,452)	(10,121)	(24,401)	(4,292)
Net loss attributable to common stockholders	(7,780)	(8,872)	(16,820)	(4,715)

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004

Revenues	$132,517	$129,951	$135,740	$132,880
Operating income	12,338	11,061	12,711	11,002
Loss before income taxes	(7,883)	(9,458)	(8,005)	(9,633)
Net loss attributable to common stockholders	(7,169)	(8,747)	(7,360)	(8,055)

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Condensed Balance Sheets

	March 31,

	2005	2004

	(In thousands of dollars,
	except per share data)
ASSETS
Deferred income tax	$2,307	$1,974
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	149,335	94,321

Total assets	$151,642	$96,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 34.12 shares issued and outstanding (liquidation preference of $186,034 at March 31, 2005) — owned by Parent	$186,034	$265,914

Total liabilities	186,034	265,914
Commitments and contingencies
Stockholders’ deficit:
Common stock — $2.50 par value; 76,000 shares authorized; 66,790.27 shares issued and outstanding at March 31, 2005 and 66,825.83 shares issued and outstanding at March 31, 2004	167	167
Capital in excess of par value	175,863	5,022
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income (loss), net of tax	492	(2,006)
Accumulated deficit	(202,915)	(164,728)
Deferred compensation	(12)	(86)

Total stockholders’ deficit	(34,392)	(169,619)

Total liabilities and stockholders’ deficit	$151,642	$96,295

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Condensed Statements of Operations

	Year Ended March 31,

	2005	2004	2003

	(In thousands of dollars)
Costs and expenses:
General and administrative	$509	$704	$999
Amortization of intangibles	—	—	—

	509	704	999

Operating loss	(509)	(704)	(999)
Interest expense — Preferred Stock	22,666	24,714	—

Loss before income taxes and equity in net loss of subsidiaries	(23,175)	(25,418)	(999)

Benefit for income taxes:
Current	—	1	38
Deferred	(334)	(134)	(125)

	(334)	(133)	(87)

Loss before equity in net loss of subsidiaries	(22,841)	(25,285)	(912)
Equity in net loss of subsidiaries	(15,346)	(6,046)	(2,288)

Net loss	(38,187)	(31,331)	(3,200)
Preferred stock dividends	—	—	(20,838)

Net loss attributable to common stockholders	$(38,187)	$(31,331)	$(24,038)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Condensed Statements of Cash Flows

	Year Ended March 31,

	2005	2004	2003

	(In thousands of dollars)
Operating activities
Net loss	$(38,187)	$(31,331)	$(3,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiaries	15,346	6,046	2,288
Amortization of intangibles	—	—	—
Deferred income taxes	(334)	(134)	(125)
Interest expense — Preferred Stock	22,666	24,714	—
Stock based compensation	74	176	338
Change in operating assets and liabilities, net of businesses acquired:
Other assets	36	(297)	(153)
Prepaid expenses	—	—	78

Net cash used in operating activities	(399)	(826)	(774)

Financing activities
Net (repayments) borrowings from subsidiary	(489)	827	989
Repayments of bank and other borrowings	—	—	(250)
Due to Parent	888	—	—
Receivables from stockholders	—	(1)	35

Net cash provided by financing activities	399	826	774

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Notes to Condensed Financial Statements

1.	Basis of Presentation
      In Coinmach Laundry Corporation (“CLC”) — only financial statements, CLC’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. CLC-only financial statements should be read in conjunction with CLC’s consolidated financial statements.

2.	Redeemable Preferred Stock and Stockholders’ Deficit
      In August 2003, CLC affected a two thousand five hundred-for-one reverse stock split for its Common Stock and its Preferred Stock, as defined herein. All outstanding share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.
      Pursuant to a merger agreement in July 2000, all of the issued and outstanding capital stock of CLC was cancelled, and CLC issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class A Preferred Stock”), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class B Preferred Stock” and, together with the Class A Preferred Stock, the “Preferred Stock”) and (iii) 59,823.30 shares of common stock, par value $2.50 per share (the “Common Stock”). The Preferred Stock does not have voting rights, has a liquidation value of $2.5 million per share and is mandatorily redeemable on July 5, 2010.
      In May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the years ended March 31, 2005 and 2004, CLC has recorded approximately $22.7 million and $24.7 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock is carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date. The cumulative and unpaid dividends as of March 31, 2005 were approximately $55.9 million.
      In November 2004 and December 2004, in connection with an offering by Coinmach Service Corp. (“CSC”, the parent of CLC, a portion of the net proceeds were used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of the outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock. All unredeemed Preferred Stock was exchanged by Holdings with CSC for additional shares of CSC Class B common stock. All unredeemed Preferred Stock was exchanged by Holdings with CSC for additional shares of CSC Class B common stock. Therefore, all of the Class B Preferred Stock outstanding is now held by CSC.
      Under CLC’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by CLC (the “EPP Loans”) to certain employees for the purchase of Common Stock at a fixed price per share equal to the fair market value of such Common Stock at the time of issuance as determined by the board of directors of CLC. Additionally, certain members of senior management of CLC also acquired

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Notes to Condensed Financial Statements — (Continued)
Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested at the time of purchase, and the Common Stock vests over a specified period, typically over four years.
      In March 2003, through a series of transactions, all of the outstanding capital stock of CLC was contributed to Coinmach Holdings, LLC (“Holdings”) in exchange for substantially equivalent equity interests (in the form of common membership units (the “Common Units”) and preferred membership units (the “Preferred Units”)) in Holdings. Accordingly, Laundry Corp. became a wholly owned subsidiary of Holdings.
      At March 31, 2005, 27,046,965 Common Units and 693 Preferred Units were outstanding under the Equity Participation Plan and 27,036,965 Common Units and 693 Preferred Units were vested.
      The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. There are no shares reserved for future issuance. The Equity Participation Plan contains certain restrictions on the transfer of the Common Units and the Preferred Units.
      The installments on the EPP Loans have been forgiven by CLC on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC has recorded compensation expense of approximately $74,000, $176,000 and $338,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

3.	Commitments and Contingencies
      CLC is a party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the consolidated financial position, results of operations or cash flows of CLC.
      In connection with insurance coverages, which include workers’ compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

Coinmach Laundry Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period

Year ended March 31, 2005
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$2,892,000	$1,617,000	$—	$(715,000)	$3,794,000
Year ended March 31, 2004
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,553,000	1,831,000	—	(492,000)	2,892,000
Year ended March 31, 2003
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,342,000	1,188,000	—	(977,000)	1,553,000

(1)	Write-off to Accounts Receivable.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Coinmach Corporation
We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the “Company”) as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2005 and March 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
May 24, 2005

Coinmach Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,840	$31,620
Receivables, less allowance of $3,794 and $2,892	6,486	6,207
Inventories	12,432	11,508
Assets held for sale	2,475	2,560
Prepaid expenses	5,031	5,097
Interest rate swap asset	832	—
Other current assets	2,582	1,974

Total current assets	86,678	58,966
Advance location payments	72,222	73,253
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	526,158	479,781
Land, building and improvements	34,729	30,053
Trucks and other vehicles	32,507	27,590

	593,394	537,424
Less accumulated depreciation and amortization	(329,130)	(253,736)

Net property, equipment and leasehold improvements	264,264	283,688
Contract rights, net of accumulated amortization of $100,975 and $87,139	309,698	323,152
Goodwill	204,780	204,780
Other assets	7,619	15,670

Total assets	$945,261	$959,509

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$22,554	$20,407
Accrued expenses	10,575	8,928
Accrued rental payments	30,029	31,855
Accrued interest	7,987	7,549
Interest rate swap liability	—	3,597
Current portion of long-term debt	17,704	9,149

Total current liabilities	88,849	81,485
Deferred income taxes	68,940	75,749
Long-term debt	554,570	708,482
Intercompany loan	81,670	—
Due to Parent	51,534	50,036

Total liabilities	845,563	915,752
Stockholder’s equity:
Common stock, par value $.01:
1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	286,629	121,065
Accumulated other comprehensive income (loss), net of tax	492	(2,006)
Accumulated deficit	(187,423)	(75,302)

Total stockholder’s equity	99,698	43,757

Total liabilities and stockholder’s equity	$945,261	$959,509

See accompanying notes.

Coinmach Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Revenues	$538,604	$531,088	$535,179
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	367,974	365,709	366,539
General and administrative	8,843	8,756	8,569
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Other items, net	855	230	(454)

	488,112	483,272	478,832

Operating income	50,492	47,816	56,347
Interest expense	56,253	57,377	58,167
Interest expense — escrow interest	941	—	—
Transaction costs	17,389	—	—

Loss before income taxes	(24,091)	(9,561)	(1,820)

(Benefit) provision for income taxes:
Current	—	104	359
Deferred	(8,745)	(3,619)	109

	(8,745)	(3,515)	468

Net loss	$(15,346)	$(6,046)	$(2,288)

See accompanying notes

Coinmach Corporation and Subsidiaries
Consolidated Statements of Stockholder’s Equity

				Accumulated
	Common Stock		Capital In	Other		Total
			Excess of	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Par Value	Income (Loss)	Deficit	Equity

	(In thousands, except share data)
Balance, March 31, 2002	100	$—	$117,391	$—	$(66,968)	$50,423
Net loss	—	—	—	—	(2,288)	(2,288)
Loss on derivative instruments, net of income tax of $1,338	—	—	—	(2,007)	—	(2,007)

Total comprehensive loss						(4,295)
Capital contribution	—	—	1,000	—	—	1,000
Contribution of RDI Investment	—	—	2,674	—	—	2,674

Balance, March 31, 2003	100	—	121,065	(2,007)	(69,256)	49,802
Net loss	—	—	—	—	(6,046)	(6,046)
Gain on derivative instruments	—	—	—	1	—	1

Total comprehensive loss						(6,045)

Balance, March 31, 2004	100	—	121,065	(2,006)	(75,302)	43,757
Capital contribution	—	—	165,564	—	—	165,564
Dividends	—	—	—	—	(96,775)	(96,775)
Net loss	—	—	—	—	(15,346)	(15,346)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	2,498	—	2,498

Total comprehensive loss						(12,848)

Balance, March 31, 2005	100	$—	$286,629	$492	$(187,423)	$99,698

See accompanying notes.

Coinmach Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,

	2005	2004	2003

	(In thousands of dollars)
Operating activities
Net loss	$(15,346)	$(6,046)	$(2,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Gain on sale of investment and equipment	(557)	(1,232)	(3,532)
Deferred income taxes	(8,745)	(3,619)	109
Amortization of deferred issue costs	2,139	2,414	2,439
Premium on redemption of 9% Senior Notes	11,295	—	—
Write-off of deferred issue costs	3,475	—	—
Change in operating assets and liabilities, net of businesses acquired:
Other assets	1,013	(1,383)	126
Receivables, net	(279)	4,246	1,430
Inventories and prepaid expenses	(738)	2,246	(1,292)
Accounts payable and accrued expenses, net	1,906	(6,780)	2,950
Accrued interest	438	(545)	554

Net cash provided by operating activities	105,041	97,878	104,674

Investing activities
Additions to property, equipment and leasehold improvements	(53,444)	(65,460)	(66,238)
Advance location payments to location owners	(18,051)	(21,272)	(20,447)
Additions to net assets related to acquisitions of businesses	(628)	(3,615)	(1,976)
Proceeds from sale of investment	277	1,022	6,585
Proceeds from sale of property and equipment	919	876	746

Net cash used in investing activities	(70,927)	(88,449)	(81,330)

Financing activities
Proceeds from credit facility	—	8,700	18,000
Repayments under credit facility	(19,830)	(9,613)	(36,750)
Redemption of 9% Senior Notes	(125,500)	—	—
Payment of premium on 9% Senior Notes	(11,295)	—	—
Capital contribution from Parent	165,564	—	—
Dividends paid to Parent	(96,775)	—	—
Principal payments on capitalized lease obligations	(4,331)	(3,995)	(3,981)
Borrowings (repayments) from bank and other borrowings	105	498	(16)
Net borrowings (repayments) to Parent	1,498	(827)	(989)
Proceeds from intercompany loan	81,670	—	—

Net cash used in financing activities	(8,894)	(5,237)	(23,736)

Net increase (decrease) in cash and cash equivalents	25,220	4,192	(392)
Cash and cash equivalents, beginning of year	31,620	27,428	27,820

Cash and cash equivalents, end of year	$56,840	$31,620	$27,428

Supplemental disclosure of cash flow information
Interest paid	$54,617	$55,614	$55,300

Income taxes paid	$301	$60	$325

Non cash investing and financing activities
Acquisition of fixed assets through capital leases	$4,199	$3,929	$3,554

Contribution of RDI Investment	$—	$—	$2,674

See accompanying notes.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation
      The consolidated financial statements of Coinmach Corporation, a Delaware corporation, includes the accounts of all wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation (“Laundry Corp.” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”).
      On November 24, 2004, CSC completed an initial public offering of Income Deposit Securities (IDSs) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings LLC (“Holdings”) exchanged its Laundry Corp. capital stock and all of its shares of common stock of Appliance Warehouse of America, Inc., a Delaware corporation (“AWA”) jointly-owned by the Company and Holdings, to CSC for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.” Unless otherwise specified herein, references to the “Company,” “Coinmach,” “we,” “our” shall mean Coinmach Corporation and its subsidiaries.
      CSC used a portion of the proceeds from the IDS Transactions to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and an indirect capital contribution (the “Capital Contribution”) through Laundry Corp. aggregating approximately $165.6 million. These proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s Senior Secured Credit Facility and (iii) make a $93.5 million dividend payment to Laundry Corp.
      Coinmach and its wholly owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats located throughout Texas and Arizona. Through AWA, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment.

Appliance Warehouse Transfer
      On November 29, 2002, the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to the Company (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. The Company consolidates AWA as a result of its ownership of the AWA Preferred Stock which represents 100% of the voting interest. The Company treats the AWA Common Stock held by CSC as a minority interest. The Company has not recorded minority interest because

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
AWA’s Preferred Stock dividend requirements exceed its net income and CSC is not obligated to fund AWA’s losses. Minority interest will be recorded in the future for the amount of AWA’s net income that exceeds the preferred stock dividend requirements.

2.	Summary of Significant Accounting Policies

Recognition of Revenues
      The Company has agreements with various property owners that provide for the Company’s installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments.
      The Company reports revenues from laundry machines on the accrual basis and has accrued the cash estimated to be in the machines at the end of each fiscal year. The Company calculates the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days the location had not been collected. The Company analytically reviews the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.
      AWA has short-term contracts under which it leases laundry machines and other household appliances to its customers. These contracts require a fixed charge that is billed and recorded as revenue on a monthly basis as per the terms of such contracts.
      Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $24.1 million for the year ended March 31, 2005, $20.8 million for the year ended March 31, 2004 and $26.8 million for the year ended March 31, 2003.
      No single customer represents more than 2% of the Company’s total revenues. In addition, the Company’s ten largest customers taken together account for less than 10% of the Company’s total revenues in the aggregate.

Use of Estimates
      Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories
      Inventory costs for Super Laundry are valued at the lower of cost (first-in, first-out) or market. Inventory costs for AWA and the route business are determined principally by using the average cost method and are

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
stated at the lower of cost or net realizable value. Machine repair parts inventory is valued using a formula based on total purchases and the annual inventory turnover. Inventory consists of the following (in thousands):

	March 31,

	2005	2004

Laundry equipment	$8,882	$7,973
Machine repair parts	3,550	3,535

	$12,432	$11,508

Long-Lived Assets
      Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2005.

Assets Held for Sale
      During the fiscal year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of the fiscal year ended March 31, 2005. The Company has determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” has been met. The Company continues to actively market these laundromats and anticipates selling them in the near future. These assets held for sale have been recorded at their historical cost totaling $2,475,000, which the Company believes to be less than its fair value less costs to sell. The carrying value of the laundromats that are held for sale is separately presented in the consolidated balance sheet.
Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter:

Laundry equipment, installation costs and fixtures	5 to 8 years
Leasehold improvements and decorating costs	5 to 8 years
Trucks and other vehicles	3 to 4 years
      The cost of installing laundry machines is capitalized and included with laundry equipment. Decorating costs, which represent the costs of refurbishing and decorating laundry rooms in property-owner facilities, are capitalized and included with leasehold improvements.
      Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.
Goodwill
      The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2005 and 2004 is as follows (in thousands):

	March 31,

	2005	2004

Route	$195,026	$195,026
Rental	6,837	6,837
Distribution	2,917	2,917

	$204,780	$204,780

      The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2005 and 2004 consists of the following (in thousands):

	March 31,

	2005	2004

Goodwill — beginning of year	$204,780	$203,860
Acquisitions	—	920

Goodwill — end of year	$204,780	$204,780

Contract Rights
      Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, are amortized using accelerated methods over periods ranging from 30 to 35 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business.
      Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years Ending March 31,

2006	$13.5
2007	13.2
2008	12.9
2009	12.6
2010	12.3

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

Advance Location Payments
      Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the balance sheet as a component of prepaid expenses.

Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as the aggregate change in stockholder’s equity excluding changes in ownership interests. Comprehensive income (loss) consists of gains or losses on derivative instruments (interest rate swap agreements).

Income Taxes
      The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Derivatives
      The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The derivatives used by the Company are interest rate swaps designated as cash flow hedges.
      The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive loss and upon settlement subsequently reclassified into earnings.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

3.	Long-Term Debt
      Long-term debt consists of the following (in thousands):

	March 31,	March 31,
	2005	2004

9% Senior Notes due 2010	$324,500	$450,000
Credit facility indebtedness	240,507	260,337
Obligations under capital leases	6,630	6,762
Other long-term debt with varying terms and maturities	637	532

	572,274	717,631
Less current portion	17,704	9,149

	$554,570	$708,482

a.	Senior Notes
      On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the “9% Senior Notes”). Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach Corporation and are redeemable at the option of the Company in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between the company and U.S. Bank, N.A. as Trustee governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The indenture governing the 9% Senior Notes contains certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to Laundry Corp. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.
      The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the indenture governing the 9% Senior Notes) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.
      At March 31, 2005, the Company was in compliance with all covenants under the indenture governing the 9% Senior Notes.

b.	Credit Facility
      On January 25, 2002, the Company also entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) which was comprised of an aggregate of $355 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A term loan facility which was bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B term loan facility which is bearing interest at a monthly Eurodollar Rate plus 2.75%. The Senior Secured Credit Facility (revolving credit facility portion) also provides for up to $10 million of letter of credit

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
financings and short-term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios.
      Interest on the borrowings under the Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate, as defined in the Senior Secured Credit Facility. Subject to certain terms and conditions of the Senior Secured Credit Facility, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2005, the monthly variable Eurodollar interest rate was 2.90%.
      Indebtedness under the Senior Secured Credit Facility is secured by all of the Company’s real and personal property and is guaranteed by each of the Company’s domestic subsidiaries. Under the Senior Secured Credit Facility, the Company and Laundry Corp. pledged to Deutsche Bank Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company’s domestic subsidiaries.
      The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of the Company or the purchase, redemption or other acquisition of any of the capital stock of the Company); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of the Company’s equity securities; and (xiii) creation of subsidiaries.
      At March 31, 2005, the Company was in compliance with the covenants under the Senior Secured Credit Facility.
      On November 24, 2004, CSC completed the IDS Transactions. Coinmach used a portion of the proceeds from the Intercompany Loan and the Capital Contribution to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004 and (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. The 9% Senior Notes described above were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004.
      Transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 represent (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $2.0 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.
      As a condition to the consummation of the initial public offering, as described below, the Company entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 with the requisite lenders and agents thereunder to, among other things, permit consummation of the IDS Transactions.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Debt outstanding under the Senior Secured Credit Facility consists of the following (in thousands):

	March 31,

	2005	2004

Tranche term loan B, semi-annual payments of approximately $1,240, increasing to approximately $6,199 on June 30, 2007 with the final payment of approximately $210,753 on July 25, 2009 (Interest rate of 5.65% at March 31, 2005)	$240,507	$242,986
Tranche term loan A	—	17,351
Revolving line of credit	—	—

	$240,507	$260,337

      At March 31, 2005, the amount available on the revolving credit facility portion of the Senior Secured Credit Facility was approximately $68.6 million. Letters of credit outstanding at March 31, 2005 were approximately $6.4 million.
      The Senior Secured Credit Facility requires the Company to make an annual mandatory repayment of principal on the outstanding balance of term loans based on 50% of the “excess cash flow,” as defined. For the fiscal year ended March 31, 2005, the required amount that is payable is approximately $12.0 million on or prior to July 5, 2005.
      The aggregate maturities of debt during the next five years and thereafter as of March 31, 2005 are as follows (in thousands):

Principal
Years Ending March 31,	Amount

2006	$17,704
2007	4,695
2008	12,985
2009	12,080
2010	524,738
Thereafter	72

Total debt	$572,274

c.	Interest Rate Swaps
      On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $2.5, net of tax, in the stockholder’s equity section for the fiscal year ended March 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

4.	Intercompany Loan
      CSC made the Intercompany Loan of approximately $81.7 million to Coinmach with a portion of the proceeds from the IDS Transactions. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
      If at any time the Company is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A Common Stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to the Company and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.
      If the Company merged with or into CSC, the Intercompany Loan would be terminated and the Company, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the 11% Senior Secured Notes.
      If an event of default occurs and is continuing under the Intercompany Loan, the Intercompany Loan holder will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if the Company shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% Senior Secured Notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.
      At March 31, 2005, the Company was in compliance with all covenants under the Intercompany Loan.

5.	Retirement Savings Plan
      The Company maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.
      Contributions to such plan amounted to approximately $502,000 for the year ended March 31, 2005, $499,000 for the year ended March 31, 2004 and $495,000 for the year ended March 31, 2003. The Company does not provide any other post-retirement benefits.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes
      The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,

	2005	2004

Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$108,429	$111,103
Interest rate swap	340	—
Other	1,798	1,246

	110,567	112,349

Deferred tax assets:
Interest rate swap	—	1,591
Net operating loss carryforwards	38,432	32,294
Covenant not to compete	1,074	1,202
Other	2,121	1,513

	41,627	36,600

Net deferred tax liability	$68,940	$75,749

      The net operating loss carryforwards of approximately $94 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.
      The (benefit) provision for income taxes consists of (in thousands):

	Year Ended March 31,

	2005	2004	2003

Federal	$(6,818)	$(2,815)	$85
State	(1,927)	(700)	383

	(8,745)	$(3,515)	$468

      The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,

	2005	2004	2003

Expected tax benefit	$(8,431)	$(3,346)	$(616)
State tax (benefit) provision, net of federal taxes	(1,252)	(473)	249
Permanent book/tax difference	938	304	835

Tax (benefit) provision	$(8,745)	$(3,515)	$468

      The incorporation of AWA and subsequent AWA Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

7.	Guarantor Subsidiaries
      The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have guaranteed the 9% Senior Notes and indebtedness under the Senior Secured Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the non-Guarantor Subsidiaries are “minor” since the combined operations of the non-Guarantor Subsidiaries represent less than 1% of the Company’s total revenue, total assets, stockholder’s equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis. Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries. The condensed consolidating balance sheets as of March 31, 2005 and 2004, the condensed consolidating statements of operations for the years ended March 31, 2005, March 31, 2004 and March 31, 2003, and the condensed consolidating statement of cash flows for the years ended March 31, 2005, March 31, 2004 and March 31, 2003 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets

	March 31, 2005

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$69,403	$17,275	$—	$86,678
Advance location payments	72,171	51	—	72,222
Property, equipment and leasehold improvements, net	236,781	27,483	—	264,264
Intangible assets, net	504,724	9,754	—	514,478
Intercompany loans and advances	50,019	(26,372)	(23,647)	—
Investment in subsidiaries	(25,753)	—	25,753	—
Investment in preferred stock	18,405	—	(18,405)	—
Other assets	7,601	18	—	7,619

Total assets	$933,351	$28,209	$(16,299)	$945,261

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$59,868	$11,277	$—	$71,145
Current portion of long-term debt	17,539	165	—	17,704
Total current liabilities	77,407	11,442	—	88,849
Deferred income taxes	66,071	2,869	—	68,940
Long-term debt, less current portion	554,165	24,051	(23,646)	554,570
Intercompany loan	81,670	—	—	81,670
Due to Parent	51,534	—	—	51,534
Preferred stock and dividends payable	—	18,405	(18,405)	—
Total stockholder’s equity (deficit)	102,504	(28,558)	25,752	99,698

Total liabilities and stockholder’s equity (deficit)	$933,351	$28,209	$(16,299)	$945,261

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	March 31, 2004

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$43,578	$15,388	$—	$58,966
Advance location payments	73,253	—	—	73,253
Property, equipment and leasehold improvements, net	252,624	31,064	—	283,688
Intangible assets, net	518,178	9,754	—	527,932
Intercompany loans and advances	56,648	(34,826)	(21,822)	—
Investment in subsidiaries	(27,460)	—	27,460	—
Investment in preferred stock	16,777	—	(16,777)	—
Other assets	15,606	64	—	15,670

Total assets	$949,204	$21,444	$(11,139)	$959,509

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$64,029	$8,307	$—	$72,336
Current portion of long-term debt	9,004	145	—	9,149

Total current liabilities	73,033	8,452	—	81,485
Deferred income taxes	72,872	2,877	—	75,749
Long-term debt, less current portion	708,329	21,975	(21,822)	708,482
Due to Parent	50,036	—	—	50,036
Preferred stock and dividends payable	—	16,777	(16,777)	—
Total stockholder’s equity (deficit)	44,934	(28,637)	27,460	43,757

Total liabilities and stockholder’s equity (deficit)	$949,204	$21,444	$(11,139)	$959,509

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Condensed Consolidating Statement of Operations

	Year Ended March 31, 2005

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$472,484	$66,120	$—	$538,604
Costs and expenses	426,810	61,302	—	488,112

Operating income	45,674	4,818	—	50,492
Transaction costs	17,389	—	—	17,389
Interest expense	54,401	1,852	—	56,253
Interest expense — escrow interest	941	—	—	941

(Loss) income before taxes	(27,057)	2,966	—	(24,091)
Income tax (benefit) provision	(10,004)	1,259	—	(8,745)

	(17,053)	1,707	—	(15,346)
Equity in loss of subsidiaries	(1,707)	—	1,707	—

	(15,346)	1,707	(1,707)	(15,346)
Dividend income	(1,628)	—	1,628	—

Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)

	Year Ended March 31, 2004

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$469,640	$61,448	$—	$531,088
Costs and expenses	421,845	61,427	—	483,272

Operating income	47,795	21	—	47,816
Interest expense	55,639	1,738	—	57,377

Loss before taxes	(7,844)	(1,717)	—	(9,561)
Income tax benefit	(2,773)	(742)	—	(3,515)

	(5,071)	(975)	—	(6,046)
Equity in loss of subsidiaries	975	—	(975)	—

	(6,046)	(975)	975	(6,046)
Dividend income	(1,642)	—	1,642	—

Net loss	$(4,404)	$(975)	$(667)	$(6,046)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2004

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$471,443	$63,736	$—	$535,179
Costs and expenses	414,107	64,725	—	478,832

Operating income (loss)	57,336	(989)	—	56,347
Interest expense	57,595	572	—	58,167

Loss before taxes	(259)	(1,561)	—	(1,820)
Income tax provision (benefit)	1,112	(644)	—	468

	(1,371)	(917)	—	(2,288)
Equity in loss of subsidiaries	917	—	(917)	—

	(2,288)	(917)	917	(2,288)
Dividend income	(535)	—	535	—

Net loss	$(1,753)	$(917)	$382	$(2,288)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2005

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)
Noncash adjustments	108,254	9,793	—	118,047
Change in operating assets and liabilities	(357)	2,697	—	2,340

Net cash provided by operating activities	94,179	14,197	(3,335)	105,041

Investing activities
Investment in and advances to Subsidiaries	(3,335)	—	3,335	—
Capital expenditures	(66,204)	(5,291)	—	(71,495)
Acquisition of assets	(628)	—	—	(628)
Sale of investment	277	—	—	277
Sale of property and equipment	—	919	—	919

Net cash used in investing activities	(69,890)	(4,372)	3,335	(70,927)

Financing activities
Repayment of debt	(145,330)	—	—	(145,330)
Other financing items	62,948	(8,182)	—	54,766
Loan from Parent	81,670	—	—	81,670

Net cash used in financing activities	(712)	(8,182)	—	(8,894)

Net increase in cash and cash equivalents	23,577	1,643	—	25,220
Cash and cash equivalents, beginning of year	30,621	999	—	31,620

Cash and cash equivalents, end of year	$54,198	$2,642	$—	$56,840

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2004

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(4,404)	$(975)	$(667)	$(6,046)
Noncash adjustments	96,581	9,559	—	106,140
Change in operating assets and liabilities	(3,171)	955	—	(2,216)

Net cash provided by operating activities	89,006	9,539	(667)	97,878

Investing activities
Investment in and advances to Subsidiaries	(667)	—	667	—
Capital expenditures	(77,957)	(8,775)	—	(86,732)
Acquisition of assets	(3,615)	—	—	(3,615)
Sale of investment	1,022	—	—	1,022
Sale of property and equipment	—	876	—	876

Net cash used in investing activities	(81,217)	(7,899)	667	(88,449)

Financing activities
Proceeds from debt	8,700	—	—	8,700
Repayment of debt	(9,613)	—	—	(9,613)
Other financing items	(2,309)	(2,015)	—	(4,324)

Net cash used in financing activities	(3,222)	(2,015)	—	(5,237)

Net increase (decrease) in cash and cash equivalents	4,567	(375)	—	4,192
Cash and cash equivalents, beginning of year	26,054	1,374	—	27,428

Cash and cash equivalents, end of year	$30,621	$999	$—	$31,620

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2003

	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(1,753)	$(917)	$382	$(2,288)
Noncash adjustments	95,952	7,242	—	103,194
Change in operating assets and liabilities	3,678	90	—	3,768

Net cash provided by operating activities	97,877	6,415	382	104,674
Investing activities
Investment in and advances to Subsidiaries	382	—	(382)	—
Capital expenditures	(77,163)	(9,522)	—	(86,685)
Acquisition of assets	(1,776)	(200)	—	(1,976)
Sale of investment	6,585	—	—	6,585
Sale of property and equipment	—	746	—	746

Net cash used in investing activities	(71,972)	(8,976)	(382)	(81,330)

Financing activities
Proceeds from debt	18,000	—	—	18,000
Repayment of debt	(36,750)	—	—	(36,750)
Other financing items	(8,900)	3,914	—	(4,986)

Net cash (used in) provided by financing activities	(27,650)	3,914		(23,736)

Net (decrease) increase in cash and cash equivalents	(1,745)	1,353	—	(392)
Cash and cash equivalents, beginning of year	27,799	21	—	27,820

Cash and cash equivalents, end of year	$26,054	$1,374	—	$27,428

8.	Commitments and Contingencies
      Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $9.7 million for the year ended March 31, 2005, $8.9 million for the year ended March 31, 2004 and $8.6 million for the year ended March 31, 2003.
      Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2005, 2004 and 2003.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes property under capital leases at March 31, 2005 and 2004:

	2005	2004

	(In thousands)
Laundry equipment and fixtures	$1,148	$962

Trucks and other vehicles	22,862	18,849
	24,010	19,811
Less accumulated amortization	(15,930)	(11,865)

	$8,080	$7,946

      Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2005 are as follows (in thousands):

	Capital	Operating

2006	$3,550	$8,010
2007	2,459	6,231
2008	1,255	4,279
2009	263	3,246
2010	—	2,346
Thereafter	—	2,472

Total minimum lease payments	7,527	$26,584

Less amounts representing interest	897

Present value of net minimum lease payments (including current portion of $3,032)	$6,630

      The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2005 and March 31, 2004 were approximately $6.4 million and $3.8 million, respectively.
      The Company is a party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.
      In connection with insurance coverages, which include workers’ compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

9.	Related Party Transactions
      In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $100,000 and $150,000 is included in other assets as of March 31, 2005 and March 31, 2004, respectively.
      On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The outstanding balance of such loan is included in other assets as of March 31, 2005 and March 31, 2004.
      During the fiscal year ended March 31, 2005, the Company paid a director, a member of each of Coinmach’s board of directors, the CSC board of directors, the Holdings board of managers and the CLC board of directors, $180,000 for general financial advisory and investment banking services which are recorded in general and administrative expenses and CSC paid a one-time fee of $500,000 to the director in connection with the IDS Transactions.

10.	Fair Value of Financial Instruments
      The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
      The carrying amounts of cash and cash equivalents, receivables, the Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2005.
      The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

	Carrying	Estimated Fair
	Amount	Value

9% Senior Notes at March 31, 2005	$324,500	$332,613
9% Senior Notes at March 31, 2004	$450,000	$483,750
      The fair value of the 9% Senior Notes are based on quoted market prices.

11.	Segment Information
      The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,

	2005	2004	2003

Revenue:
Route	$472,484	$469,641	$471,443
All other:
Rental	34,372	32,572	28,743
Distribution	31,748	28,875	34,993

Subtotal	66,120	61,447	63,736

Total revenue	$538,604	$531,088	$535,179

EBITDA(1):
Route	$155,378	$154,436	$158,938
All other Rental	13,840	12,197	11,381
Distribution	1,412	(1,254)	(1,679)

Subtotal	15,252	10,943	9,702

Other items, net	(855)	(230)	454
Transaction costs(2)	(17,389)	—	—
Corporate expenses	(8,843)	(8,756)	(8,569)

Total EBITDA	143,543	156,393	160,525
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(98,921)	(98,148)	(94,489)
All other	(8,242)	(8,062)	(7,746)
Corporate expenses	(3,277)	(2,367)	(1,943)

Total depreciation	(110,440)	(108,577)	(104,178)

Interest expense	(56,253)	(57,377)	(58,167)
Interest expense-escrow	(941)	—	—

Consolidated loss before income taxes	$(24,091)	$(9,561)	$(1,820)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to take into account transaction costs consisting of (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses relating to an amendment to the Senior Secured Credit Facility aggregating approximately $2.0 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31,

	2005	2004	2003

Expenditures for acquisitions and additions of long-lived assets:
Route	$64,844	$81,685	$78,939
All other	7,279	8,662	9,722

Total	$72,123	$90,347	$88,661

Segment assets:
Route	$910,980	$899,714	$901,672
All other	28,209	48,535	60,404
Corporate assets	6,072	11,260	14,085

Total	$945,261	$959,509	$976,161

Non-GAAP Financial Measures
      EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Year Ended March 31,

	2005	2004	2003

Net loss	$(15.3)	$(6.0)	$(2.3)
(Benefit) provision for income taxes	(8.8)	(3.6)	0.4
Interest expense	56.3	57.4	58.2
Interest expense-escrow interest	0.9	—	—
Depreciation and amortization	110.4	108.6	104.2

EBITDA*	$143.5	$156.4	$160.5

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

*	The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to take into account transaction costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses relating to an amendment to the Senior Secured Credit Facility aggregating approximately $2.0 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

12.	Other Items, net
      In October 2002, Laundry Corp. contributed its ownership interest in Resident Data, Inc. (“RDI”), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI, pursuant to an agreement and plan of merger between RDI and third parties (the “RDI Sale”), for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of the Company to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of actions taken by the Company to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.
      Under the terms of the RDI Sale, the Company is entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds, if paid, were scheduled to be paid in two installments in October 2003 and October 2004.
      In October 2003, the Company received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, the Company recorded income of approximately $1.7 million for the year ended March 31, 2004. Offsetting the additional income related to the RDI Sale was approximately $1.9 million of expenses related to consolidation of offices of Super Laundry. This consolidation was the result of actions taken by the Company to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.
      In November 2004, the Company received the second installment of approximately $0.9 million. Other items for the year ended March 31, 2005 include approximately $1.2 million relating to additional expenses associated with the closing of California operations in the distribution business, offset slightly by additional income related to the RDI Sale.

13.	Dividends
      On November 24, 2004 and December 21, 2004, in connection with the IDS Transactions, cash dividends on Coinmach’s outstanding common stock aggregating approximately $93.5 million were paid to Laundry Corp.
      On February 8, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $3.3 million on Coinmach’s outstanding common stock, which cash dividend was paid by Coinmach on March 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      On May 12, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock which cash dividend is payable on June 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

14.	Quarterly Financial Information (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Revenues	$133,499	$132,950	$135,627	$136,528
Operating income	12,459	11,211	13,555	13,267
Loss before income taxes	(1,768)	(3,187)	(18,658)	(478)
Net loss	(1,088)	(1,936)	(12,017)	(305)

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004

Revenues	$132,517	$129,951	$135,740	$132,880
Operating income	12,525	11,385	12,904	11,002
Loss before income taxes	(1,791)	(3,007)	(1,520)	(3,243)
Net loss	(1,127)	(2,397)	(937)	(1,585)

Coinmach Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Year ended March 31, 2005 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$2,892,000	$1,617,000	$—	$(715,000)	$3,794,000
Year ended March 31, 2004 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,553,000	1,831,000	—	(492,000)	2,892,000
Year ended March 31, 2003 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,342,000	1,188,000	—	(977,000)	1,553,000

(1)	Write-off to accounts receivable.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Coinmach Service Corp. (referred to as CSC) (incorporated by reference from exhibit 3.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
3.2	Amended and Restated Bylaws of CSC (incorporated by reference from exhibit 3.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
3.3	Second Restated Certificate of Incorporation of Coinmach Laundry Corporation ((formerly SAS Acquisitions Inc.) and referred to as Laundry Corp.) (incorporated by reference from exhibit number 3.3 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.4	Bylaws of CLC Acquisition Corp. (now known as Laundry Corp.) (incorporated by reference from exhibit number 3.5 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.5	Restated Certificate of Incorporation of Coinmach Corporation (referred to as Coinmach Corp.) (incorporated by reference from exhibit number 3.6 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.6	Amended and Restated Bylaws of Coinmach Corp. (incorporated by reference from exhibit number 3.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.7	Certificate of Incorporation of Super Laundry Equipment Corp. (incorporated by reference from exhibit number 3.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.8	Bylaws of Super Laundry Equipment Corp. (incorporated by reference from exhibit number 3.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.9	Certificate of Incorporation of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit number 3.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.10	Bylaws of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit number 3.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.11	Certificate of Incorporation of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit number 3.11 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
3.12	Amended and Restated Bylaws of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit number 3.12 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.13	Certificate of Amendment of Certificate of Incorporation of American Laundry Franchising Corp. (incorporated by reference from exhibit number 3.13 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.14	Bylaws of American Laundry Franchising Corp. (incorporated by reference from exhibit number 3.14 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.1	Indenture by and between CSC, the subsidiary guarantors named therein and the Bank of New York, as Trustee (incorporated by reference from exhibit 4.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.2	Security Agreement between CSC and Laundry Corp. in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

Exhibit
Number		Description

4.3		Pledge Agreement between CSC and Laundry Corp. in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.4		Intercompany Note of Coinmach Corp., issued to CSC (incorporated by reference from exhibit 4.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.5		Intercompany Note Guaranty (incorporated by reference from exhibit 4.5 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.6		Guarantee relating to the Senior Secured notes due 2024 of CSC (incorporated by reference from exhibit 4.6 to Coinmach’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.7		CSC Senior Secured Note (incorporated by reference from exhibit 4.7 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.8		IDS Certificate (incorporated by reference from exhibit 4.8 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.9		Indenture, dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and U.S. Bank, N.A., as trustee (incorporated by reference from exhibit number 4.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.10		Registration Rights Agreement dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and the Initial Purchasers named therein (incorporated by reference from exhibit number 4.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.11		Form of 9% senior note of Coinmach Corp. (included as an exhibit to Exhibit 4.9 hereto) (incorporated by reference from exhibit number 4.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.1		Credit Agreement dated January 25, 2002, among Coinmach Corp., Laundry Corp., the Subsidiary Guarantors named therein, the lending institutions named therein, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust and referred to as DB Trust), Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.1 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.2		Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Laundry Corp., the subsidiary guarantors named therein and the lenders named therein (incorporated by reference from exhibit 10.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.3		Amended and Restated Securityholders Agreement among CSC, Coinmach Holdings LLC (referred to as Holdings) and its unitholders (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.4		Intercreditor Agreement by and among Laundry Corp., the collateral agent under the Credit Agreement and the collateral agent named therein (incorporated by reference from exhibit 10.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.5		Purchase Agreement by and between Holdings and CSC (incorporated by reference from exhibit 10.5 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10	.6*	Indemnity Agreement by and between CSC and Woody M. McGee
10.7		Indemnity Agreements by and between CSC and each director and executive officer named therein (incorporated by reference from exhibit 10.6 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.8		Senior Management Agreement, dated March 6, 2003, by and among Coinmach Corp., Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

10.9	Employment Agreement, dated as of July 1, 1995, by and between Solon (as predecessor-in-interest to Coinmach Corp.), Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.10	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach Corp. (incorporated by reference from exhibit number 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.11	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.12	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.13	Security Agreement, dated January 25, 2002, among Coinmach Corp., each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit number 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.14	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.15	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach Corp., in favor of DB Trust (incorporated by reference from exhibit number 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.16	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach Corp., as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit number 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.17	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.18	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.20	Management Contribution Agreement, dated as of March 5, 2003,by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.21	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.22	Amended and Restated Promissory Note, by and between MCS, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.23	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.24	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

10.25	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.26	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach Corp. dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.28 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.27	Senior Management Employment Agreement, by and between Coinmach Corp. and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit number 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.28	Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.30 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.29	Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.31 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.30	Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.32 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.31	Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.33 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.32	Amended and Restated Promissory Note, by and between Ramon Norniella, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.34 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.33	Limited Liability Company Agreement of Holdings dated March 6, 2003 (incorporated by reference from exhibit number 10.35 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.34	Amendment No. 1 to the Limited Liability Company Agreement of Holdings (incorporated by reference from exhibit number 10.36 to Amendment No. 7 to CSC’s Form S-1 filed on November 18, 2004, file number 333-114421)
10.35	CSC 2004 Long Term Incentive Plan (incorporated by reference from exhibit 10.35 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.36	CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit number 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.37	Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated July 26, 1995 (incorporated by reference from exhibit number 10.39 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.38	Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated May 10, 1996 (incorporated by reference from exhibit number 10.40 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.39	Promissory Note, by and between Michael E. Stanky, as borrower, and Laundry Corp. dated July 26, 1995 (incorporated by reference from exhibit number 10.41 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.40	Amendment No. 1 to Holding Pledge Agreement made by Laundry Corp. to DB Trust (incorporated by reference from exhibit 10.40 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.41	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.34 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

Exhibit
Number		Description

10.42		Form of Amended and Restated Senior Management Agreement by and among CSC, Holdings, Coinmach Corp., MCS and Stephen Kerrigan (incorporated by reference from exhibit number 10.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.43		Form of Amended and Restated Senior Management Agreement by and among CSC, Holdings, Coinmach Corp., and Robert M. Doyle (incorporated by reference from exhibit number 10.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
12	.1*	Statement re: Computation of Earnings to Fixed Charges
21	.1*	Subsidiaries of CSC
31	.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.