Form 10-Q
period 2005-06-30
COINMACH SERVICE CORP
filed 2005-08-12
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number:  001-32359

Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-0809839
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York	11803
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (516) 349-8555

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No        .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X   .

As of the close of business on August 11, 2005, Coinmach Service Corp. had outstanding 18,911,532 shares of Class A common stock, par value $0.01 per share (the "Class A Common Stock") and 24,980,445 shares of Class B common stock, par value $0.01 per share (the "Class B Common Stock").

COINMACH SERVICE CORP. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited) and March 31, 2005

Condensed Consolidated Statements of Operations (Unaudited) - Three months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Stockholders Equity for the Three months Ended June 30, 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) -Three months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.   Exhibits

Signature Page

PART I.          FINANCIAL INFORMATION

ITEM 1.          Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	June 30, 2005	March 31, 2005[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 66,542	$ 57,271
Receivables, net	6,191	6,486
Inventories	12,186	12,432
Assets held for sale	2,103	2,475
Prepaid expenses	4,759	4,994
Interest rate swap asset	775	832
Other current assets	3,141	2,625
Total current assets	95,697	87,115
Advance location payments	70,991	72,222
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $347,729 and $329,130	262,817	264,264
Contract rights, net of accumulated amortization of $104,355 and $100,975	306,318	309,698
Goodwill	204,780	204,780
Other assets	19,138	18,597
Total assets	$ 959,741	$ 956,676
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$ 31,891	$ 33,983
Accrued rental payments	33,600	30,029
Accrued interest	16,606	9,512
Current portion of long-term debt	15,935	17,704
Total current liabilities	98,032	91,228
Deferred income taxes	65,006	65,546
Long-term debt, less current portion	692,382	690,687
Total liabilities	855,420	847,461

Stockholders' equity:
Class A Common Stock - $0.01 par value; 100,000,000 shares authorized; 18,911,532 shares issued and outstanding	189	189
Class B Common Stock - $0.01 par value; 100,000,000 shares authorized; 24,980,445 shares issued and outstanding	250	250
Capital in excess of par value	319,038	319,038
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	459	492
Accumulated deficit	(207,627)	(202,754)
Deferred compensation	-	(12)
Total stockholders' equity	104,321	109,215
Total liabilities and stockholders' equity	$ 959,741	$ 956,676

See accompanying notes.

_________

1	The March 31, 2005 balance sheet has been derived from the audited consolidated financial statements as of that date.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands of dollars, except share data)

	Three Months Ended
	June 30, 2005	June 30, 2004
REVENUES	$ 133,830	$ 133,499
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	90,915	91,125
General and administrative (including stock-based compensation expense of $12 and $18, respectively)	2,523	2,404
Depreciation and amortization	18,932	19,029
Amortization of advance location payments	4,135	4,926
Amortization of intangibles	3,485	3,680
	119,990	121,164
OPERATING INCOME	13,840	12,335
INTEREST EXPENSE	15,331	14,227
INTEREST EXPENSE -- preferred stock	-	6,560
LOSS BEFORE INCOME TAXES	(1,491)	(8,452)
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	-	15
Deferred	(516)	(687)
	(516)	(672)
NET LOSS	$ (975)	$ (7,780)

Basic and diluted distributed earnings:
Class A Common Stock	$ .21	$ -
Class B Common Stock	$ -	$ -
Basic and diluted net income (loss):
Class A Common Stock	$ 0.10	$ -
Class B Common Stock	$ (0.11)	$ (0.31)
Weighted average common stock outstanding:
Class A Common Stock	18,911,532	-
Class B Common Stock	24,980,445	24,980,445

See accompanying notes.

Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended June 30, 2005
(UNAUDITED)

(in thousands of dollars)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par	Carryover Basis Adjustment	Accumulated Other Comprehensive Income, net of tax	Accumulated Deficit	Deferred Compensation	Total Stockholders' Equity

Balance, March 31, 2005	$189	$250	$319,038	$(7,988)	$492	$(202,754)	$(12)	$109,215
Comprehensive loss:
Net loss	--	--	--	--	--	(975)	--	(975)
Loss on derivative instruments	--	--	--	--	(33)	--	--	(33)
Total comprehensive loss								(1,008)
Dividends	--	--	--	--	--	(3,898)	--	(3,898)
Stock--based compensation	--	--	--	--	--	--	12	12
Balance, June 30, 2005	$189	$250	$319,038	$(7,988)	$459	$(207,627)	$ --	$104,321

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Three Months ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES:
Net loss	$ (975)	$ (7,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,932	19,029
Amortization of advance location payments	4,135	4,926
Amortization of intangibles	3,485	3,680
Deferred income taxes	(516)	(687)
Interest expense - preferred stock	-	6,560
Amortization of deferred issue costs	531	603
Gain on sale of equipment	(112)	(29)
Stock based compensation	12	18
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,693)	273
Receivables, net	295	(1,261)
Inventories and prepaid expenses	853	472
Accounts payable and accrued expenses, net	1,479	(677)
Accrued interest	7,094	10,428
Net cash provided by operating activities	33,520	35,555

INVESTING ACTIVITIES:
Additions to property and equipment	(15,008)	(13,645)
Advance location payments to location owners	(2,904)	(4,968)
Acquisition of net assets related to acquisitions of businesses	-	(366)
Proceeds from sale of property and equipment	299	156
Net cash used in investing activities	(17,613)	(18,823)

FINANCING ACTIVITIES:
Repayments under credit facility	(1,240)	(2,153)
Principal payments on capitalized lease obligations	(1,438)	(964)
(Repayments) borrowings from bank and other borrowings	(60)	279
Cash dividends paid	(3,898)	-
Receivables from shareholders	-	(5)
Net cash used in financing activities	(6,636)	(2,843)
Net increase in cash and cash equivalents	9,271	13,889

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,271	31,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 66,542	$ 45,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 7,706	$ 3,218

Income taxes paid	$ 47	$ 67

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$ 2,664	$ 1,220

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation

            The condensed consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation ("CSC"), and all of its subsidiaries, including Coinmach Corporation, a Delaware corporation ("Coinmach").  All significant intercompany profits, transactions and balances have been eliminated in consolidation.  CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC ("Holdings").  Holdings, a Delaware limited liability company, was formed on November 15, 2002.  Unless otherwise specified herein, references to the "Company," "we," and "our" shall mean CSC and its subsidiaries.

            CSC had no operating activity from the date of its incorporation through November 24, 2004.  Holdings and its other subsidiaries had agreed to fund CSC's ongoing operations through the date of its initial public offering of Income Deposit Securities ("IDSs").  The Board of Directors of CSC authorized the filing of a registration statement on Form S-1 with the Securities and Exchange Commission for the offering of IDSs (each IDS consisting of one share of Class A Common Stock and an 11% senior secured note due 2024 in a principal amount of $6.14) and a contemporaneous offering of 11% senior secured notes due 2024 (such notes, together with the 11% senior secured notes underlying IDSs, the "11% Senior Secured Notes") separate and apart from the IDSs.  In connection with the offering and certain corporate reorganization transactions, Coinmach Laundry Corporation, a Delaware corporation ("CLC" or "Laundry Corp."), at the time a direct wholly-owned subsidiary of Holdings, became a direct wholly-owned subsidiary of CSC.

            The offerings and related transactions and use of proceeds therefrom are referred to herein collectively as the "IDS Transactions."  The corporate reorganization transactions were recorded by CSC at carryover basis.  Accordingly, the accompanying financial statements include the accounts of CLC and its subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported.  All significant intercompany accounts and transactions have been eliminated.

            CSC and its wholly-owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America.  The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats located throughout Texas and Arizona.  Through Appliance Warehouse of America, Inc. ("AWA"), a Delaware corporation jointly-owned by CSC and Coinmach, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.  Super Laundry Equipment Corp., a Delaware corporation and a direct wholly-owned subsidiary of Coinmach ("Super Laundry"), constructs, designs and retrofits laundromats and distributes laundromat equipment.

            During November 2004 and December 2004, CSC completed its initial public offering of 18,911,532 IDSs (578,199 of which were issued in connection with the exercise of an over-allotment option on December 21, 2004 by the underwriters in such offering) at an offering price of $13.64 per IDS (which included 18,911,532 underlying shares of Class A Common Stock and approximately $116.1 million aggregate principal amount of underlying 11% Senior Secured Notes) and a concurrent offering of $20 million of 11% Senior Secured Notes which were sold separate and apart from the IDSs. In connection with the IDS Transactions, Holdings exchanged its CLC capital stock and all of its shares of common stock of AWA for 24,980,445 shares of Class B Common Stock, representing all of the Class B Common Stock outstanding.

            Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values.  The price paid for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in a principal amount of an 11% Senior Secured Note underlying the IDS, and the fair value of the separate notes was equivalent to their face value.

            Pursuant to CSC's certificate of incorporation, (i) on all matters for which a vote of CSC stockholders is required, each holder of shares of Class A Common Stock is entitled to one vote per share and (ii) only Class A common stockholders may vote, as a single class, to amend provisions of the certificate of incorporation relating to any change that materially adversely affects voting and dividend rights or restrictions solely to which shares of Class A Common Stock are entitled or subject and does not materially adversely affect the voting, dividend or redemption rights or restrictions solely to which shares of Class B Common Stock are entitled or subject, and any such amendment will require the affirmative vote of the holders of a majority of such class.

            In addition, on all matters for which a vote of CSC stockholders is required, each holder of Class B Common Stock is initially entitled to two votes per share.  However, if at any time Holdings and certain permitted transferees collectively own less than 25% in the aggregate of our then outstanding shares of Class A Common Stock and Class B Common Stock (subject to adjustment in the event of any split, reclassification, combination or similar adjustments in shares of CSC common stock), at such time, and at all times thereafter, all holders of Class B Common Stock shall only be entitled to one vote per share on all matters for which a vote of CSC stockholders is required.  The dividend and redemption rights of Class B common stockholders and their exclusive right to vote on the amendment of certain provisions of CSC's certificate of incorporation would not be affected by such event.  Only the Class B stockholders may vote, as a single class, to amend provisions of the certificate of incorporation relating to (i) an increase or decrease in the number of authorized shares of Class B Common Stock or (ii) changes that affect voting, dividend or redemption rights or restrictions solely to which shares of Class B Common Stock are entitled or subject and do not materially adversely affect the dividend or voting rights or restrictions to which the shares of Class A Common Stock are entitled or subject.  Any such amendment will require the affirmative vote of the holders of a majority of all the outstanding shares of Class B Common Stock.

            On all matters on which all holders of the Company's common stock are entitled to vote, such holders will vote together as a single class, and the a majority of the votes of such class will be required for the approval of any such matter.

            CSC currently intends to pay dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter.  CSC also currently intends to pay annual dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year (beginning with the fiscal year ending March 31, 2006), subject to certain limitations and exceptions with respect to such dividends, if any, payable on June 1, 2006.  The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law.  Payment of dividends on all classes of CSC common stock will not be cumulative.

            Interest on the 11% Senior Secured Notes accrues at the rate of 11% per annum and is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.

            Net proceeds from the IDS Transactions were approximately $254.3 million after expenses including underwriting discounts and commissions.  The net proceeds were used to (i) redeem a portion of Coinmach's 9% senior notes due 2010 (the "9% Senior Notes") in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach's senior secured credit facility (the "Senior Secured Credit Facility") and (iii) redeem approximately $91.8 million of CLC's outstanding Class A preferred stock (representing all of its then outstanding Class A preferred stock) and approximately $7.4 million of CLC's outstanding Class B preferred stock (representing a portion of its then outstanding Class B preferred stock).

            As a result of the IDS Transactions, the Company incurred approximately $23.6 million in issuance costs including underwriting discounts and commissions, of which approximately $12.5 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.1 million related to the 11% Senior Secured Notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024.  The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued.  In addition to the issuance costs, CSC incurred certain expenses that were classified as Transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs related to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

            CSC used a portion of the proceeds of its initial public offerings of IDSs and concurrent 11% Senior Secured Notes to make an intercompany loan (the "Intercompany Loan") to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution (the "Capital Contribution") to CLC aggregating approximately $170.8 million, of which approximately $165.6 million was contributed by CLC to Coinmach.

            The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from such estimates.

            The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

            In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

2.         Inventories

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

	June 30, 2005	March 31, 2005

Laundry equipment	$ 8,522	$8,882
Machine repair parts	3,664	3,550
	$12,186	$12,432

3.         Goodwill and Contract Rights

            The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets".  SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  SFAS 142 requires a two-step process in evaluating goodwill.  In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value.  To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off.  Based on present operating and strategic plans, management believes that there have not been any indications of impairment of goodwill.  The fair value of the reporting units for these tests is based upon a discounted cash flow model.  In step two, the fair value of the reporting unit is allocated to the reporting units' assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date).  The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one.  The remaining fair value, after assigning fair value to all of the reporting units' assets and liabilities, represents the implied fair value of goodwill for the reporting unit.  If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized.  The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry.  Goodwill attributed to the route business, AWA and Super Laundry is as follows (in thousands):

Route	$ 195,026
Rental	6,837
Distribution	2,917
$ 204,780

            The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment existed.  There can be no assurances that future goodwill impairment tests will not result in a charge to income.

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

            Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2006 (remainder of year)	$10.1
2007	13.2
2008	12.9
2009	12.6
2010	12.3

            The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 ("SFAS 144") "Accounting for the Impairment and Disposal of Long-Lived Assets."  The Company has twenty-eight geographic regions to which contract rights have been allocated.  The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights.  The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates.  Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions.  If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows.  Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

4.         Long-Term Debt

            Long-term debt consists of the following (in thousands):

	June 30, 2005	March 31, 2005
9% Senior Notes due 2010	$ 324,500	$ 324,500
Credit facility indebtedness	239,267	240,507
IDS 11% Senior Secured Notes	116,117	116,117
Third party 11% Senior Secured Notes	20,000	20,000
Obligations under capital leases	7,856	6,630
Other long-term debt with varying terms and maturities	577	637
	708,317	708,391
Less current portion	15,935	17,704
	$ 692,382	$ 690,687

11% Senior Secured Notes

            On November 24, 2004, CSC completed an initial public offering of 18,333,333 IDSs at a public offering price of $13.64 per IDS and contemporaneous offering of $20 million aggregate principal amount of 11% Senior Secured Notes separate and apart from the IDSs.  On December 21, 2004, the underwriters of the initial public offering purchased an additional 578,199 IDSs pursuant to an overallotment exercise.  Each IDS consisted of one share of Class A Common Stock and an 11% Senior Secured Note in a principal amount of $6.14.  At June 30, 2005, there was approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes outstanding, including approximately $20.0 million aggregate principal amount of 11% Senior Secured Notes held separate and apart from IDSs.

            Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.

            The 11% Senior Secured Notes, which are scheduled to mature on December 1, 2024, are senior secured obligations of the Company and are redeemable, at the Company's option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days' notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% Senior Secured Notes plus accrued and unpaid interest thereon.  The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of the Company's existing and future assets, including the common stock of AWA, the capital stock of CLC and the Intercompany Loan and related guaranty.  The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC.

            The indenture governing the 11% Senior Secured Notes contains a number of restrictive covenants and agreements applicable to us and the Company's restricted subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the Company's capital stock, the purchase, redemption or other acquisition of any of the Company's capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; (ix) limitations on exercising Class B Common Stock redemption rights and consummating purchases of Class B Common Stock upon exercise of sales rights by holders; and (x) limitation on consolidations, mergers and sales of substantially all of the Company's assets.

            At June 30, 2005, the Company was in compliance with the covenants under the indenture governing the 11% senior secured notes.

9% Senior Notes

            On January 25, 2002, Coinmach issued $450 million of 9% Senior Notes.  Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record at the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date.  The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable, at its option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days' notice, at the redemption prices set forth in the indenture governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.  The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to CLC.  The 9% Senior Notes are guaranteed on a senior unsecured senior basis by Coinmach's domestic subsidiaries.

            On December 24, 2004, Coinmach used a portion of the proceeds of CSC's initial public offerings of IDSs and separate 11% Senior Secured Notes to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).  The 9% Senior Notes described above were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004.  As a result of such redemption, at June 30, 2005 there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.

            At June 30, 2005, Coinmach was in compliance with the covenants under the indenture governing the 9% Senior Notes.

Senior Secured Credit Facility

            On January 25, 2002, Coinmach entered into the Senior Secured Credit Facility, which is comprised of:  (i) a revolving credit facility which has a maximum borrowing limit of $75 million and is scheduled to expire on January 25, 2008 and (ii) $280 million in aggregate principal amount of term loans.  The revolving credit portion of the Senior Secured Credit Facility also provides up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million.  Indebtedness under the Senior Secured Credit Facility is secured by a first priority security interest in all of Coinmach's real and personal property and is guaranteed by each of Coinmach's domestic subsidiaries.  Under the Senior Secured Credit Facility, Coinmach and CLC pledged to the Collateral Agent their interests in all of the issued and outstanding shares of capital stock of Coinmach and Coinmach's domestic subsidiaries.

            As a condition to the consummation of CSC's initial public offerings of IDSs and separate 11% Senior Secured Notes, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 to, among other things, permit consummation of the IDS Transactions.  Coinmach used a portion of the proceeds from the initial public offerings to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.

            The Senior Secured Credit Facility requires Coinmach to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of "excess cash flow," as defined.  For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $10.0 million and was paid on July 12, 2005.

            In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates.  Also, the Senior Secured Credit Facility limits Coinmach's ability to pay dividends.

            At June 30, 2005, Coinmach was in compliance with the covenants under the Senior Secured Credit Facility.

            At June 30, 2005, on a consolidated basis, the Company's outstanding total debt included (i) $324.5 million aggregate principal amount of 9% Senior Notes, (ii) approximately $239.3 million of term loan borrowings under the Senior Secured Credit Facility with an interest rate of 6.19% and (iii) approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes, including approximately $20.0 million aggregate principal amount of 11% Senior Secured Notes held separate and apart from IDSs.  As of June 30, 2005, the amount available under the revolving credit portion of the Senior Secured Credit Facility was approximately $68.6 million.  Letters of credit under the Senior Secured Credit Facility outstanding at June 30, 2005 were approximately $6.4 million.  The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009.  As of June 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility.

Intercompany Loan

            CSC made an Intercompany Loan of approximately $81.7 million to Coinmach which is eliminated in consolidation.  Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024.  The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach.  Certain of Coinmach's domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis.  The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes);provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes.  The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

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

            At June 30, 2005, Coinmach was in compliance with the covenants under the Intercompany Loan.

Interest Rate Swaps

            On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense.  The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006.  These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.  The Company recognized  a slight accumulated other comprehensive loss in the stockholder's equity section for the three months ended June 30, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

5.         Guarantor Subsidiaries

            CLC has guaranteed the 11% Senior Secured Notes referred to in Note 4 on a full and unconditional basis.  The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, are required to guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events.  The condensed consolidating balance sheets as of June 30, 2005 and March 31, 2005, the condensed consolidating statement of operations for the three months ended June 30, 2005, and the condensed consolidating statement of cash flows for the three months ended June 30, 2005 include the condensed consolidating financial information for CSC, CLC and CSC's other indirect subsidiaries.  Prior corresponding periods present the condensed consolidating financial information for CLC and CSC's other indirect subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported.

            Condensed consolidating financial information for the Company and CLC is as follows (in thousands):

CondensedConsolidating Balance Sheets

	June 30, 2005
	Coinmach Service Corp.	Coinmach Laundry Corporation	Coinmach Corporation and Subsidiaries	Adjustments and Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$ 443	$ -	$ 95,296	$ (42)	$ 95,697
Advance location payments	-	-	70,991	-	70,991
Property, equipment and leasehold improvements, net	-	-	262,817	-	262,817
Intangible assets, net	-	-	511,098	-	511,098
Deferred income taxes	367	3,800	-	(4,167)	-
Intercompany loans and advances	1,765	49,377	-	(51,142)	-
Investment in subsidiaries	(36,821)	94,555	-	(57,734)	-
Investment in preferred stock	184,320	-	-	(184,320)	-
Other assets	94,732	156	8,295	(84,045)	19,138
Total assets	$ 244,806	$ 147,888	$ 948,497	$ (381,450)	$ 959,741

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 4,757	$ -	$ 79,758	$ (2,418)	$ 82,097
Current portion of long-term debt	-	-	15,935	-	15,935
Total current liabilities	4,757	-	95,693	(2,418)	98,032
Deferred income taxes	-	-	69,172	(4,166)	65,006
Long-term debt, less current portion	136,117	-	556,265	-	692,382
Loan Payable to Parent	-	-	81,670	(81,670)	-
Due to parent/subsidiary	-	-	51,142	(51,142)	-
Preferred stock and dividends payable	-	184,320	-	(184,320)	-
Total stockholders' equity (deficit)	103,932	(36,432)	94,555	(57,734)	104,321
Total liabilities and stockholders' equity (deficit)	$ 244,806	$ 147,888	$ 948,497	$ (381,450)	$ 959,741

Condensed Consolidating Balance Sheets (continued)

	March 31, 2005
	Coinmach Service Corp.	Coinmach Laundry Corporation	Coinmach Corporation and Subsidiaries	Adjustments and Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$ 474	$ -	$ 86,678	$ (37)	$ 87,115
Advance location payments	-	-	72,222	-	72,222
Property, equipment and leasehold improvements, net	-	-	264,264	-	264,264
Intangible assets, net	-	-	514,478	-	514,478
Deferred income taxes	1,087	2,307	-	(3,394)	-
Intercompany loans and advances	2,060	49,475	-	(51,535)	-
Investment in subsidiaries	(34,770)	99,698	-	(64,928)	-
Investment in preferred stock	186,034	-	-	(186,034)	-
Other assets	94,866	162	7,619	(84,050)	18,597
Total assets	$249,751	$151,642	$945,261	$(389,978)	$956,676

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 4,797	$ -	$ 71,145	$ (2,418)	$ 73,524
Current portion of long-term debt	-	-	17,704	-	17,704
Total current liabilities	4,797	-	88,849	(2,418)	91,228
Deferred income taxes	-	-	68,940	(3,394)	65,546
Long-term debt, less current portion	136,117	-	554,570	-	690,687
Loan payable to Parent	-	-	81,670	(81,670)	-
Due to parent/subsidiary	-	-	51,534	(51,534)	-
Preferred stock and dividends payable	-	186,034	-	(186,034)	-
Total stockholders' equity (deficit)	108,837	(34,392)	99,698	(64,928)	109,215
Total liabilities and stockholders' equity (deficit)	$249,751	$151,642	$945,261	$(389,978)	$956,676

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2005
	Coinmach Service Corp.	Coinmach Laundry Corporation	Coinmach Corporation and Subsidiaries	Eliminations	Consolidated
Revenues	$ -	$ -	$ 133,830	$ -	$ 133,830
Costs and expenses	287	114	119,589	-	119,990
Operating (loss) income	(287)	(114)	14,241	-	13,840
Interest expense -- preferred stock	(3,692)	3,692	-	-	-
Interest expense, net	1,641	-	13,690	-	15,331
Income (loss) before taxes	1,764	(3,806)	551	-	(1,491)
Income tax provision (benefit)	721	(1,493)	256	-	(516)
	1,043	(2,313)	295	-	(975)
Equity in loss (income) of subsidiaries	2,018	(295)	-	(1,723)	-
Net (loss) income	$ (975)	$ (2,018)	$ 295	$ 1,723	$ (975)

	Three Months Ended June 30, 2004
	Coinmach Laundry Corporation	Coinmach Corporation and Subsidiaries	Eliminations	Consolidated
Revenues	$ -	$ 133,499	$ -	$ 133,499
Costs and expenses	124	121,040	-	121,164
Operating (loss) income	(124)	12,459	-	12,335
Interest expense -- preferred stock	6,560	-	-	6,560
Interest expense, net	-	14,227	-	14,227
Loss before taxes	(6,684)	(1,768)	-	(8,452)
Income tax benefit	8	(680)	-	(672)
	(6,692)	(1,088)	-	(7,780)
Equity in loss of subsidiaries	1,088	-	(1,088)	-
Net loss	$ (7,780)	$ (1,088)	$ 1,088	$ (7,780)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended June 30, 2005
	Coinmach Service Corp.	Coinmach Laundry Corporation	Coinmach Corporation and Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) income	$ 1,043	$ (2,313)	$ 295	$ -	$ (975)
Noncash adjustments	(2,837)	2,211	27,093	-	26,467
Change in operating assets and liabilities	(8)	5	8,031	-	8,028
Net cash (used in) provided by operating activities	(1,802)	(97)	35,419	-	33,520
Investing Activities
Capital expenditures	-	-	(17,912)	-	(17,912)
Proceeds from sale of property and equipment	-	-	299	-	299
Net cash used in investing activities	-	-	(17,613)	-	(17,613)
Financing Activities
Repayment of debt	-	-	(1,240)	-	(1,240)
Other financing items	1,802	97	(7,295)	-	(5,396)
Net cash provided by (used in) financing activities	1,802	97	(8,535)	-	(6,636)
Net increase in cash and cash equivalents	-	-	9,271	-	9,271
Cash and cash equivalents, beginning of period	431	-	56,840	-	57,271
Cash and cash equivalents, end of period	$ 431	$ -	$ 66,111	$ -	$ 66,542

Condensed Consolidating Statements of Cash Flows (continued)

	Three Months Ended June 30, 2004
	Coinmach Laundry Corporation	Coinmach Corporation and Subsidiaries	Eliminations	Consolidated
Operating Activities

Net loss	$ (6,692)	$ (1,088)	$ -	$ (7,780)
Noncash adjustments	6,590	27,510	-	34,100
Change in operating assets and liabilities	(123)	9,358	-	9,235
Net cash (used in) provided by operating activities	(225)	35,780	-	35,555
Investing Activities

Capital expenditures	-	(18,613)	-	(18,613)
Acquisition of assets	-	(366)	-	(366)
Proceeds from sale of property and equipment	-	156	-	156
Net cash used in investing activities	-	(18,823)	-	(18,823)
Financing Activities

Other financing items	225	(3,068)	-	(2,843)
Net cash provided by (used in) financing activities	225	(3,068)	-	(2,843)
Net increase in cash and cash equivalents	-	13,889	-	13,889
Cash and cash equivalents, beginning of period	-	31,620	-	31,620
Cash and cash equivalents, end of period	$ -	$ 45,509	$ -	$ 45,509

6.         Segment Information

            The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as "All other."  The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators and operating retail laundromats.  The other business operations reported in "All other" include the aggregation of the rental, distribution and franchise businesses.  The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company's jointly-owned subsidiary, AWA.  The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company's subsidiary, Super Laundry.  The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity.  The accounting policies of the segment are the same as those described in the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

            The table below presents information about the Company's segments (in thousands):

	Three months ended June 30,
	2005	2004
Revenue:
Route	$ 119,769	$ 118,247
All other:
Rental	8,648	8,340
Distribution	5,413	6,912
Subtotal	14,061	15,252
Total revenue	$ 133,830	$ 133,499

EBITDA(1):
Route	$ 39,371	$ 39,204
All other:
Rental	3,517	3,253
Distribution	27	(83)
Subtotal	3,544	3,170
Corporate expenses	(2,523)	(2,404)
Total EBITDA	40,392	39,970
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(23,592)	(24,699)
All other	(2,143)	(2,125)
Corporate	(817)	(811)
Total depreciation	(26,552)	(27,635)
Interest expense	(15,331)	(14,227)
Interest expense -- Preferred Stock	-	(6,560)
Consolidated loss before income taxes	$ (1,491)	$ (8,452)

___________________

(1)	See description of "Non-GAAP Financial Measures" immediately following this table for more information regarding EBITDA and a reconciliation of net loss to EBITDA for the periods indicated above.

Non-GAAP Financial Measures

            EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization.  Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements.  EBITDA is also used by management as a measure of evaluating the performance of the Company's three operating segments.  Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.  Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets.  Additionally, because the Company has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting.  Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity.  Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.  The following table reconciles the Company's net loss to EBITDA for each period presented (in millions):

	Three months ended June 30,
	2005	2004

Net loss	$ (1.0)	$ (7.8)
Benefit for income taxes	(0.5)	(0.6)
Interest expense	15.3	14.2
Interest expense -- preferred stock	-	6.6
Depreciation and amortization	26.6	27.6
EBITDA	$ 40.4	$ 40.0

7.         Income Taxes

            The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	June 30, 2005	March 31, 2005
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$ 107,164	$ 108,058
Interest rate swap	316	340
Other	1,889	1,798
	109,369	110,196
Deferred tax assets:
Net operating loss carryforwards	41,061	41,464
Covenant not to compete	1,042	1,073
Other	2,260	2,113
	44,363	44,650
Net deferred tax liability	$ 65,006	$ 65,546

The net operating loss carryforwards of approximately $101 million expire between fiscal years 2006 through 2025.  In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

            The benefit for income taxes consists of (in thousands):

	Three months ended June 30,
	2005	2004
Federal	$ 403)	$ (535)
State	(113)	(137)
	$ (516)	$ (672)

            The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended June 30,
	2005	2004
Expected tax benefit	$ (522)	$ (2,958)
State tax benefit, net of federal taxes	(74)	(89)
Non deductible interest - Preferred Stock	-	2,296
Permanent book/tax differences	80	79
Tax benefit	$ (516)	$ (672)

8.         Loss per Common Share

            Basic loss per share for the two classes of common stock is calculated by dividing net  loss by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding.  Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents.  Diluted loss per share for the Company's two classes of common stock will be the same as basic loss per share because the Company does not have any potentially dilutive securities outstanding.

            Net loss available to common stockholders is allocated to the Company's two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights.  In computing the weighted average number of shares of Class B Common Stock outstanding for the three months ended June 30, 2004, the calculation assumes that the Class B Common Stock was outstanding for the entire three months.  In computing the weighted average number of shares of Class A Common Stock outstanding for the three months ended June 30, 2004, the calculation assumes that there was no Class A Common Stock outstanding.  Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months Ended June 30,
	2005	2004
Net loss attributable to common stockholders	$ (975)	$ (7,780)
Add: Dividends paid on common stock	(3,898)	-
Undistributed loss available to Class A and Class B common stock	$ (4,873)	$ (7,780)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$ (2,100)	$ -
Class B Common Stock	(2,773)	(7,780)
Total	$ (4,873)	$ (7,780)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	-
Class B Common Stock	24,980,445	24,980,445
Total	43,891,977	24,980,445
Distributed earnings per share:
Class A Common Stock	$ 0.21	$ -
Class B Common Stock	$ -	$ -

Undistributed loss per share:
Class A Common Stock	$ (0.11)	$ -
Class B Common Stock	$ (0.11)	$ (0.31)

Basic and diluted income (loss) per share:
Class A Common Stock	$ 0.10	$ -
Class B Common Stock	$ (0.11)	$ (0.31)

Pro-Forma Presentation

            Assuming that the Class A Common Stock and the Class B Common Stock were outstanding at the beginning of each respective three month period, net loss per share for each class of common stock is presented below (dollars in thousands, except share and per share data):

	Three Months Ended June 30,
	2005	2004
Net loss attributable to common stockholders	$ (975)	$ (7,780)
Add: Dividends paid on common stock	(3,898)	-
Undistributed loss available to Class A and Class B common stock	$ (4,873)	$ (7,780)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$ (2,100)	$ (3,352)
Class B Common Stock	(2,773)	(4,428)
Total	$ (4,873)	$ (7,780)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	18,911,532
Class B Common Stock	24,980,445	24,980,445
Total	43,891,977	43,891,977
Distributed earnings per share:
Class A Common Stock	$ 0.21	$ -
Class B Common Stock	$ -	$ -

Undistributed loss per share:
Class A Common Stock	$ (0.11)	$ (0.18)
Class B Common Stock	$ (0.11)	$ (0.18)

Basic and diluted income (loss) per share:
Class A Common Stock	$ 0.10	$ (0.18)
Class B Common Stock	$ (0.11)	$ (0.18)

           On May 12, 2005, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which was paid on June 1, 2005 to holders of record as of the close of business on May 25, 2005.

            On August 9, 2005, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which cash dividend is payable on September 1, 2005 to holders of record as of the close of business on August 25, 2005.

9.         Redeemable Preferred Stock and Stockholders' Deficit

            In July 2000, all of the then issued and outstanding capital stock of CLC was cancelled, and CLC issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the "Class A Preferred Stock"), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the "Class B Preferred Stock" and, together with the Class A Preferred Stock, (the "Preferred Stock") and (iii) 59,823.30 shares of common stock, par value $25 per share (the "Common Stock").  The Preferred Stock does not have voting rights, has a liquidation value of $2.5 million per share and is mandatorily redeemable on July 5, 2010.

            On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.  This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method.  SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC).  As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense.  Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the three months ended June 30, 2004, the Company had recorded approximately $6.6 million of Preferred Stock dividends as interest expense.  The Preferred Stock was carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date.

            In November 2004 and December 2004, in connection with the IDS Transactions, a portion of the net proceeds from the initial public offering was used to redeem approximately $91.8 million of CLC's Class A Preferred Stock (representing all of its then outstanding Class A Preferred Stock) and approximately $7.4 million of CLC's Class B Preferred Stock (representing a portion of its then outstanding Class B Preferred Stock).  Any outstanding capital stock of CLC not previously redeemed was exchanged in January 2005 by Holdings with CSC for additional shares of Class B Common Stock.  Therefore, all of the outstanding capital stock of CLC, including all of the outstanding Class A Preferred Stock, is now held by CSC.

            Under CLC's equity participation plan (the "Equity Participation Plan"), in July 2000, loans were extended by CLC (the "EPP Loans") to certain employees for the purchase of CLC common stock at a fixed price per share equal to the fair market value of such common stock at the time of issuance as determined by the board of directors of CLC.  Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time.  Pursuant to the terms of the Equity Participation Plan, the CLC Preferred Stock was fully vested at the time of purchase, and the common stock vested over a specified period, typically over four years.

            In March 2003, through a series of transactions, all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests in the form of common membership units (the "Common Units") and preferred membership units (the "Preferred Units") in Holdings.

            The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum.  There are no shares reserved for future issuance.  The Equity Participation Plan contains certain restrictions on the transfer of the Common and Preferred Units.

            At June 30, 2005, there were 27,046,965 Common Units and 693 Preferred Units outstanding under the Equity Participation Plan of which 27,036,965 Common Units and 693 Preferred Units were vested.

            Previously due installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense.  Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan).  CLC has recorded compensation expense of approximately $12,000 and $18,000 for the three month period ended June 30, 2005 and 2004, respectively.

10.       2004 Long-Term Incentive Plan

            On November 24, 2004, the CSC board of directors adopted the CSC Long-Term Incentive Plan (the "2004 LTIP").  The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards.  The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares.  As of June 30, 2005, the Board of Directors had authorized up to 2,836,729 shares for issuance under the 2004 LTIP. At June 30, 2005, CSC had not issued any securities under the 2004 LTIP.

11.       Subsequent Event

            On August 9, 2005, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which cash dividend is payable on September 1, 2005 to holders of record as of the close of business on August 25, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the caption "Business -- Risk Factors."  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.  See "--Special Note Concerning Forward Looking Statements" below.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

            We also operate an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), a Delaware corporation that is jointly-owned by us and Coinmach. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

            We also operate an equipment distribution business through Super Laundry Equipment Corp. ("Super Laundry"), our indirect wholly-owned subsidiary.  Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

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

            We are required to estimate the collectibility of our receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Allowance for doubtful accounts at June 30, 2005 was approximately $3.9 million.

            We currently have significant deferred tax assets, which are subject to periodic recoverability assessments.  Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income.  Management's judgments regarding future profitability may change due to future market conditions and other factors.  These changes, if any, may require possible material adjustments to these deferred tax asset balances.

            We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets.  Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry both at June 30, 2005 and at March 31, 2005 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill.  If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired.  Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off.  The fair value for these tests is based upon a discounted cash flow model.  Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions.  An annual assessment of goodwill as of January 1, 2005 was performed and it was determined that no impairment existed.

            Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location.  These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows.  We do not record contract rights relating to new locations signed in the ordinary course of business.  We estimate that approximately 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities.  Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term.  Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts.  The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases.  Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships.  Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually.  Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods.  As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them.  The useful lives being used to amortize contract rights range from approximately 30 to 35 years.

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

Accounting Treatment for IDSs

            On November 24, 2004, we completed an initial public offering of 18,333,333 Income Deposit Securities ("IDSs"), each IDS consisting of one share of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock), and an 11% senior secured note due 2024 in a principal amount of $6.14, at a public offering-price of $13.64 per IDS.  In addition, we completed a concurrent offering of $20 million aggregate principal amount of 11% senior secured notes due 2024 sold separate and apart from the IDSs (together with the 11% senior secured notes underlying IDSs, the "11% Senior Secured Notes"). We refer to these offerings collectively as the "IPO."  On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to an overallotment exercise.  The IPO and related transactions and use of proceeds therefrom are referred to herein collectively as the "IDS Transactions."

            A portion of the aggregate IDSs outstanding represents 11% Senior Secured Notes recorded as long-term debt.  We have concluded that it is appropriate to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes.  There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the 11% Senior Secured Notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes.  If the 11% Senior Secured Notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $7.8 million, through June 30, 2005, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability.  The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction.  We do not currently intend to record a liability for a potential disallowance of this interest expense deduction.

            Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values.  The price paid for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in principal amount of an 11% Senior Secured Note underlying an IDS, and the fair value of the separate notes was equivalent to their face value.

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

            The Class A Common Stock portion of each IDS and the Class B Common Stock are included in stockholders' equity, net of related transaction costs, and dividends paid on the Class A Common Stock and the Class B Common Stock was recorded as a decrease to stockholders' equity when declared.  The notes portion of each IDS are presented as long-term obligations, and the related transaction costs were capitalized as deferred financing fees and amortized to interest expense over the term of the 11% Senior Secured Notes.  Interest on the 11% Senior Secured Notes is charged to interest expense as it is accrued.

Results of Operations

            The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.

            Comparison of the three-month periods ended June 30, 2005 and June 30, 2004.

            The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2005	2004	Change
Route	$ 119.8	$ 118.3	$ 1.5
Rental	8.6	8.3	0.3
Distribution	5.4	6.9	(1.5)
	$ 133.8	$ 133.5	$ 0.3

            Revenue increased by approximately $0.3 million, or less than 1%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.

            Route revenue for the three months ended June 30, 2005 increased by approximately $1.5 million, or 1%, over the prior year's corresponding period.  We believe that the increase was primarily due to the net result of an increase in third party service income and price increases, offset by decreased revenue primarily in the Southeast operations caused by higher vacancy rates in these regions.

            Rental revenue for the three months ended June 30, 2005 increased by approximately $0.3 million, or 4%, over the prior year's corresponding period.  This increase was primarily the result of internal growth of the machine base in existing areas of operations during the current and prior years.

            Distribution revenue for the three months ended June 30, 2005 decreased by approximately $1.5 million, or 22%, from the prior year's corresponding period.  The decrease was primarily due to decreased sales from the Northeast and Midwest operations.  Sales from the distribution business unit are sensitive to general market conditions and economic conditions.

            Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $0.2 million, or less than 1%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  As a percentage of revenues, laundry operating expenses were approximately 68% for both the three-month period ended June 30, 2005 and the three-month period ended June 30, 2004.

            The decrease in laundry operating expenses was due primarily to decreased cost of sales of approximately $1.1 million due to decreased sales in the Northeast and Midwest operations in the distribution business.  This decrease in laundry operating expenses was offset primarily by an (i) increase in salary expense of approximately $0.6 million in the route business associated with collection services and (ii) an increase in fuel costs of approximately $0.4 million primarily due to increased fuel prices.

            General and administrative expenses increased by approximately $0.1 million for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The increase in general and administrative expenses was primarily due to incremental public company administrative fees and expenses including but not limited to incremental director and officer liability insurance, additional directors' fees, investor and public relations expenses, and other miscellaneous costs and expenses relating to compliance with applicable securities laws.  As a percentage of revenues, general and administrative expenses were approximately 1.9% for the three-month period ended June 30, 2005, as compared to approximately 1.8% for the three-month period ended June 30, 2004.

            Depreciation and amortization expense decreased by approximately $0.1 million, or less than 1%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures over the past few years.

            Amortization of advance location payments decreased by approximately $0.8 million, or 16%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

            Amortization of intangibles decreased by approximately $0.2 million, or 5%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease was primarily the result of amortization expenses recorded on an accelerated basis in prior years.

            Operating income margins were approximately 10.3% for the three-month period ended June 30, 2005, as compared to approximately 9.2% for the prior year's corresponding period.  The increase in operating income margin was primarily due to a reduction in depreciation and amortization expense as well as an increase in revenue.

            Interest expense increased by approximately $1.1 million, or 8%, for the three-month period ended June 30, 2005 as compared to the prior year's corresponding period.  As part of the IDS Transactions, we redeemed $125.5 million aggregate principal amount of Coinmach's  9% senior notes due 2010 (the "9% Senior Notes") and approximately $15.5 million of outstanding term loans under Coinmach's senior secured credit facility, dated January 25, 2002 (the "Senior Secured Credit Facility").  In the IPO, we issued approximately $116.1 million of 11% Senior Secured Notes underlying IDSs and $20.0 million of additional 11% Senior Secured Notes separate and apart from IDSs.  In addition, there has been an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates.  This was offset by a decrease in interest expense resulting from the interest rate swap agreements totaling $150 million entered into by Coinmach in September 2002 that are at a slightly lower fixed interest rate as compared to the variable interest rates.

            Interest expense-non cash preferred stock dividends were approximately $6.6 million for the three-months ended June 30, 2004.  A portion of the net proceeds from the IPO was used to redeem approximately $91.8 million of CLC's outstanding Class A preferred stock and approximately $7.4 million of CLC's outstanding Class B preferred stock.  In addition, in connection with the IDS Transactions, Holdings exchanged all of the then outstanding CLC capital stock owned by it and all of the outstanding shares of common stock of AWA with CSC for 24,980,445 shares of Class B Common Stock, representing all of the outstanding Class B Common Stock.  As a result of the IDS Transactions, we became controlled by Holdings.

            The benefit for income taxes for the three-month period ended June 30, 2005 was approximately $0.5 million as compared to a benefit for income taxes of approximately $0.7 million for the prior year's corresponding period.  The change of $0.2 million is primarily due to an increase in operating income.  The effective tax rate for the three-month period ended June 30, 2005 was approximately 35% as compared to 8% for the prior year's corresponding period.  The increased effective tax rate is primarily due to permanent differences in the current period representing a greater percentage of book income as compared to permanent differences in the prior year.

            Net loss was approximately $1.0 million for the three-month period ended June 30, 2005, as compared to net loss of approximately $7.8 million for the prior year's corresponding period.  The change is primarily due to interest expense-non cash preferred stock dividends incurred for the three months ended June 30, 2004 which were not applicable in the three-month period ended June 30, 2005, as the preferred stock was either repaid or converted into equity in connection with the IDS Transactions.  Such net losses are attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

            The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2005	2004	Change
Route	$ 39.4	$ 39.2	$ 0.2
Rental	3.5	3.3	0.2
Distribution	-	(0.1)	0.1
Corporate expenses	(2.5)	(2.4)	(0.1)
Total EBITDA	$ 40.4	$ 40.0	$ 0.4

______________

            EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting.  Our use of EBITDA, however, is not intended to represent cash flows for the period, nor  has  it  been  presented  as an  alternative  to  either (a)  operating  income  (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of net loss to EBITDA for the periods indicated in the table immediately above.

            EBITDA was approximately $40.4 million for the three months ended June 30, 2005, as compared to approximately $40.0 million for the three months ended June 30, 2004.  EBITDA margin was approximately 30.2% for the three months ended June 30, 2005, as compared to 29.9% for the prior year's corresponding period.  The increase in EBITDA and EBITDA margin is primarily attributable to an increase in revenue in the route business.

Liquidity and Capital Resources

            We are a holding company with no material assets other than the capital stock of our subsidiaries, the intercompany note of Coinmach and the guaranty of such intercompany note by certain subsidiaries of Coinmach.  Our operating income is generated by our subsidiaries.  The intercompany note and related guarantees are described below under "-- Financing Activities -- The Intercompany Loan."  Our liquidity requirements primarily consist of interest payments on our 11% Senior Secured Notes and dividend payments, if any, on our common stock.  Our ability to make such payments will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the intercompany note.

            We and our subsidiaries have substantial indebtedness and debt service requirements.  At June 30, 2005, on a consolidated basis, we had outstanding total debt of approximately $708.3 million, which included (i) $324.5 million aggregate principal amount of the 9% Senior Notes, (ii) approximately $239.3 million of borrowings under the Senior Secured Credit Facility and (iii) approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes, including approximately $20.0 million aggregate principal amount of 11% Senior Secured Notes held separate and apart from IDSs.  Letters of credit under the Senior Secured Credit Facility outstanding at June 30, 2005 were approximately $6.4 million.  The 9% Senior Notes are scheduled to mature on February 1, 2010.  The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009.  As of June 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008.  The 11% Senior Secured Notes are scheduled to mature on December 1, 2024.

            Our stockholders' equity was approximately $104.3 million as of June 30, 2005.

            The primary liquidity needs of our operating subsidiaries, on a consolidated basis, are to fund capital expenditures, service indebtedness and support working capital requirements.  We have met these requirements for the past three fiscal years.  Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility.  As of June 30, 2005, we had cash and cash equivalents of approximately $66.5 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.

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

Dividend Policy

            In connection with the IPO, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our available cash to them instead of retaining it in our business.  Pursuant to this policy, we expect that cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would generally be available for distribution as regular cash dividends.

            However, there can be no assurance that we will continue to pay dividends at the levels set forth in our dividend policy, or at all.  Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to declare, dividends.  Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments.  If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy, we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing the 11% Senior Secured Notes, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility, fund a portion of our dividends with borrowings or from other sources.

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

            On May 12, 2005, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which was paid on June 1, 2005 to holders of record as of the close of business on May 25, 2005.

            On August 9, 2005, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which cash dividend is payable on September 1, 2005 to holders of record as of the close of business on August 25, 2005.

Financing Activities

            We have from time to time used external financings to meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and capital expenditures.  We may use external financings in the future to refinance or fund the retirement of our and our subsidiaries' existing indebtedness.  The timing and amount of external financings depend primarily upon economic and financial market conditions, our consolidated cash needs and our future capital structure objectives, as well as contractual limitations on additional financings.  Additionally, the availability and cost of external financings will depend upon the financial condition of the entities seeking those funds.

            The Initial Public Offering

            On November 24, 2004, we completed the IPO of 18,333,333 IDSs at a public offering price of $13.64 per IDS and $20 million aggregate principal amount of separate 11% Senior Secured Notes.  On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to an overallotment exercise.

            Net proceeds from the IPO were approximately $254.3 million, after expenses including underwriting discounts and commissions.  The net proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility and (iii) redeem approximately $91.8 million of CLC's outstanding Class A preferred stock and approximately $7.4 million of CLC's outstanding Class B preferred stock.

            11% Senior Secured Notes

            At June 30, 2005, there was approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes outstanding, including approximately $20.0 million aggregate principal amount of 11% Senior Secured Notes held separate and apart from IDSs.  The 11% Senior Secured Notes, which are scheduled to mature on December 1, 2024, are our senior secured obligations and are redeemable, at our option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days' notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% Senior Secured Notes plus accrued and unpaid interest thereon.  The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC and the intercompany note of Coinmach and related guaranty.  The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC.

            Interest on the 11% Senior Secured Notes accrues at the rate of 11% per annum and is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.

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

            At June 30, 2005, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes.

            Senior Secured Credit Facility

            On January 25, 2002, Coinmach entered into the Senior Credit Secured Facility, which is comprised of:  (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million.  The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million.  The Senior Secured Credit Facility is secured by a first priority security interest in all of Coinmach's real and personal property and is guaranteed by each of Coinmach's domestic subsidiaries.  The interest rate is based on a monthly variable Eurodollar rate plus 2.75%. At June 30, 2005, the monthly variable Eurodollar rate was 3.44%.  As a condition to the consummation of the IDS Transactions, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, among other things, to permit the IDS Transactions.

            Coinmach used a portion of the proceeds from the IPO to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.  As of June 30, 2005 the aggregate principal amount outstanding under the term loans was approximately $239.3 million.  The term loans are scheduled to be fully repaid by July 25, 2009.

            The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach or its subsidiaries or the purchase, redemption or other acquisition of any of the capital stock of Coinmach or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach's equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

            The Senior Secured Credit Facility requires Coinmach to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of "excess cash flow," as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $10.0 million and was paid on July 12, 2005.

            On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of the floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense.  The three swap agreements consist of:  (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006.  These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.  The Company recognized a slight accumulated other comprehensive loss in the stockholders' equity section for the three months ended June 30, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

            At June 30, 2005, Coinmach was in compliance with the covenants under the Senior Secured Credit Facility.

            9% Senior Notes

            On January 25, 2002, Coinmach issued $450 million of 9% Senior Notes.  Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record as of the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable, at its option, in whole or in part, at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days' notice, at the redemption prices set forth in the indenture governing the 9% Senior Notes plus accrued and unpaid interest thereon, if any, to the date of redemption.  The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to Coinmach Laundry. The 9% Senior Notes are guaranteed on a senior unsecured basis by Coinmach's domestic subsidiaries.

            On December 24, 2004, Coinmach used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).  At June 30, 2005, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.

            The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements applicable to Coinmach and its subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach's capital stock, the purchase, redemption or other acquisition of any of Coinmach's capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of Coinmach's assets.

            At June 30, 2005, Coinmach was in compliance with all covenants under the indenture governing the 9% Senior Notes.

            The Intercompany Loan

            Pursuant to the IDS Transactions, we made an intercompany loan of approximately $81.7 million to Coinmach (the "Intercompany Loan"), which loan is evidenced by an intercompany note.  The Intercompany Loan is eliminated in consolidation.  Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024.  The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach.  Certain of Coinmach's domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis.

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

            At June 30, 2005, Coinmach was in compliance with the covenants under the Intercompany Loan.

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

            Capital expenditures (net of proceeds from the sale of equipment) for the three-month period ended June 30, 2005 were approximately $17.6 million.  The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements.  Additionally, capital expenditures for the three-month period ended June 30, 2005 included approximately $1.5 million attributable to technology upgrades.  The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended.  While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

            The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2005	2004	Change
Route	$ 15.1	$ 16.7	$ (1.6)
Rental	0.9	0.8	0.1
Distribution	0.1	0.1	-
Corporate	1.5	0.8	0.7
	$ 17.6	$ 18.4	$ (0.8)

Management of our working capital, including timing of collections and payments and levels of inventory, affect operating results indirectly.  However, our working capital requirements are, and are expected to continue to be, minimal since a significant portion of our operating expenses are commission payments based on a percentage of collections, and are not

Summary of Contractual Obligations

            The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of June 30, 2005:

		Payments Due in Fiscal Year
	Total	2006	2007	2008	2009	2010	After

Long-Term Debt Obligations	$ 700.4	$ 11.4	$ 2.5	$ 11.9	$ 11.9	$ 526.6	$ 136.1
Interest on Long-Term Debt (1)	484.8	40.2	58.3	58.0	57.2	51.5	219.6
Capital Lease Obligations (2)	7.9	2.5	2.7	1.7	0.9	0.1	-
Operating Lease Obligations	26.9	6.1	6.8	4.8	3.7	2.7	2.8
	$1,220.0	$ 60.2	$ 70.3	$ 76.4	$ 73.7	$ 580.9	$ 358.5

_________________

(1)

As of June 30, 2005, approximately $239.3 million of our long-term debt outstanding under our Senior Secured Credit Facility term loans was subject to variable rates of interest.  Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 6.19% based on the Eurodollar rate in effect at June 30, 2005.  In addition, at June 30, 2005, $324.5 million of our long-term debt outstanding was subject to a fixed interest rate of 9.0% and approximately $136.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%.  In addition, in connection with the Senior Secured Credit Facility, Coinmach is a party to three separate interest rate swap agreements totaling $150.0 million which expire on February 1, 2006.  Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Senior Secured Credit Facility to a fixed interest rate of 5.66%.

(2)	Includes both principal and interest.

Future Capital Needs and Resources

            Our near-term cash requirements are primarily related to payment of interest on our existing consolidated indebtedness, capital expenditures, working capital and, if and when declared by our board of directors, dividend payments on our common stock. Substantially all of our consolidated long-term debt is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility's term loans become due. However, our consolidated level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

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

Certain Accounting Treatment

            Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $26.6 million for the three months ended June 30, 2005 reduces our net income, but not our cash flow from operations.  In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to "contract rights."  Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income.  Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

            In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by us in future periods.  We believe that such effects will not be material.  Our business generally is not seasonal.

Special Note Concerning Forward Looking Statements

            This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward looking statements, including, without limitation, the statements under "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," to be covered by the safe harbor provisions for forward-looking statements in these provisions.  These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations.  These forward-looking statements are usually accompanied by words such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," "continue" and similar expressions.  The forward looking information is based on various factors and was derived using numerous assumptions.

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

            Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

●	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

●	our ability to continue to renew our lease contracts with property owners and management companies;

●	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

●

our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

●

compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

●

our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions Coinmach may make to us should we elect to pay cash dividends on our common stock;

●	risks associated with expansion of our business through "tuck-ins" and other acquisitions and integration of acquired operations into our existing business;

●	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes;

●

the risk of adverse tax consequences should the $116.1 million aggregate principal amount of 11% Senior Secured Notes that underlie the IDSs not be respected as debt for U.S. federal income tax purposes;

●	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

●	other factors discussed elsewhere in this report and in our public filings with the SEC.

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

            Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings.  Our operating results and cash flow would be adversely affected by an increase in interest rates.  As of June 30, 2005, we had approximately $89.3 million outstanding relating to our variable rate debt portfolio.

            Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.8 million, assuming the total amount of variable interest rate debt outstanding was $89.3 million, the balance as of June 30, 2005.

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

            Not applicable.

ITEM 3.          Defaults Upon Senior Securities

            Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

            None.

ITEM 5.          Other Information

            None.

ITEM 6.          Exhibits

Exhibit Number	Description

10.1	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation, and Robert M. Doyle, dated June 7, 2005

10.2	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation, MCS Capital, Inc. and Stephen R. Kerrigan, dated June 7, 2005

10.3	Indemnity Agreement, dated August 1, 2005, by and between William M. Kelly and Coinmach Service Corp.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH SERVICE CORP.

Date: August 12, 2005	/s/ Robert M. Doyle Robert M. Doyle Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation, and Robert M. Doyle, dated June 7, 2005

10.2	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation, MCS Capital, Inc. and Stephen R. Kerrigan, dated June 7, 2005

10.3	Indemnity Agreement, dated August 1, 2005, by and between William M. Kelly and Coinmach Service Corp.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002