Form 10-Q
period 2005-09-30
COINMACH SERVICE CORP
filed 2005-11-10
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________
Commission File Number: 001-32359
Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-0809839

(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York	11803

(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code: (516) 349-8555
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of the close of business on November 9, 2005, Coinmach Service Corp. had outstanding 18,911,532 shares of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and 24,980,445 shares of Class B common stock, par value $0.01 per share (the “Class B Common Stock”).

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I.   FINANCIAL INFORMATION
ITEM 1.  Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30,
	2005	March 31, 2005[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$49,692	$57,271
Receivables, net	5,702	6,486
Inventories	12,536	12,432
Assets held for sale	349	2,475
Prepaid expenses	3,944	4,994
Interest rate swap asset	790	832
Other current assets	2,303	2,625

Total current assets	75,316	87,115
Advance location payments	70,179	72,222
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $366,441 and $329,130	262,130	264,264
Contract rights, net of accumulated amortization of $107,733 and $100,975	303,676	309,698
Goodwill	204,780	204,780
Other assets	19,084	18,597

Total assets	$935,165	$956,676

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$32,461	$33,983
Accrued rental payments	33,603	30,029
Accrued interest	9,234	9,512
Current portion of long-term debt	5,961	17,704

Total current liabilities	81,259	91,228
Deferred income taxes	63,380	65,546
Long-term debt, less current portion	692,384	690,687

Total liabilities	837,023	847,461

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 18,911,532 shares issued and outstanding	189	189
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 24,980,445 shares issued and outstanding	250	250
Capital in excess of par value	319,038	319,038
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	467	492
Accumulated deficit	(213,814)	(202,754)
Deferred compensation	—	(12)

Total stockholders’ equity	98,142	109,215

Total liabilities and stockholders’ equity	$935,165	$956,676

See accompanying notes.

1	The March 31, 2005 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
REVENUES	$132,320	$132,950	$266,150	$266,449
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	90,117	91,507	181,032	182,632
General and administrative (including stock-based compensation expense of $12, $19, $12 and $37, respectively)	3,047	2,323	5,570	4,727
Depreciation and amortization	18,929	19,029	37,861	38,058
Amortization of advance location payments	5,038	4,926	9,173	9,852
Amortization of intangibles	3,485	3,580	6,970	7,260
Other items, net	310	500	310	500

	120,926	121,865	240,916	243,029

OPERATING INCOME	11,394	11,085	25,234	23,420
INTEREST EXPENSE	15,315	14,398	30,646	28,625
INTEREST EXPENSE – preferred stock	—	6,808	—	13,368

LOSS BEFORE INCOME TAXES	(3,921)	(10,121)	(5,412)	(18,573)
BENEFIT FOR INCOME TAXES:
Current	—	20	—	35
Deferred	(1,633)	(1,269)	(2,149)	(1,956)

	(1,633)	(1,249)	(2,149)	(1,921)

NET LOSS	$(2,288)	$(8,872)	$(3,263)	$(16,652)

Basic and diluted distributed earnings:
Class A Common Stock	$0.21	$—	$0.41	$—

Class B Common Stock	$—	$—	$—	$—

Basic and diluted net income (loss):
Class A Common Stock	$0.07	$—	$0.16	$—

Class B Common Stock	$(0.14)	$(0.36)	$(0.25)	$(0.67)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	—	18,911,532	18,911,532

Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Cash Dividends per Share:
Class A Common Stock	$0.21	$—	$0.41	$—

Class B Common Stock	$—	$—	$—	$—

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended September 30, 2005
(UNAUDITED)
(in thousands of dollars)

					Accumulated
					Other
	Class A	Class B	Capital	Carryover	Comprehensive			Total
	Common	Common	in Excess	Basis	Income, net of	Accumulated	Deferred	Stockholders’
	Stock	Stock	of Par	Adjustment	tax	Deficit	Compensation	Equity

Balance, March 31, 2005	$189	$250	$319,038	$(7,988)	$492	$(202,754)	$(12)	$109,215
Comprehensive loss:
Net loss	–	–	–	–	–	(3,263)	–	(3,263)
Loss on derivative instruments	–	–	–	–	(25)	–	–	(25)
Total comprehensive loss								(3,288)
Dividends	–	–	–	–	–	(7,797)	–	(7,797)
Stock–based compensation	–	–	–	–	–	–	12	12

Balance, September 30, 2005	$189	$250	$319,038	$(7,988)	$467	$(213,814)	–	$98,142

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES:
Net loss	$(3,263)	$(16,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,861	38,058
Amortization of advance location payments	9,173	9,852
Amortization of intangibles	6,970	7,260
Deferred income taxes	(2,149)	(1,956)
Interest expense — preferred stock	—	13,368
Amortization of deferred issue costs	1,063	1,207
Loss (gain) on sale of equipment	27	(54)
Stock based compensation	12	37
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,190)	925
Receivables, net	784	(2,624)
Inventories and prepaid expenses	946	(20)
Accounts payable and accrued expenses, net	2,052	(1,259)
Accrued interest	(278)	202

Net cash provided by operating activities	52,008	48,344

INVESTING ACTIVITIES:
Additions to property and equipment	(29,944)	(27,670)
Advance location payments to location owners	(7,130)	(9,285)
Acquisition of net assets related to acquisitions of businesses	(1,210)	(618)
Proceeds from sale of property and equipment	498	291

Net cash used in investing activities	(37,786)	(37,282)

FINANCING ACTIVITIES:
Repayments under credit facility	(11,223)	(3,066)
Principal payments on capitalized lease obligations	(2,660)	(2,224)
(Repayments) borrowings from bank and other borrowings	(121)	217
Cash dividends paid	(7,797)	—
Receivables from shareholders	—	(4)

Net cash used in financing activities	(21,801)	(5,077)

Net (decrease) increase in cash and cash equivalents	(7,579)	5,985

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,271	31,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,692	$37,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$29,861	$27,285

Income taxes paid	$251	$197

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$3,958	$3,217

Transfer of assets held for sale to fixed assets	$1,936	$—

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis of Presentation
     The condensed consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation (“CSC”), and all of its subsidiaries, including Coinmach Corporation, a Delaware corporation (“Coinmach”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC (“Holdings”). Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the “Company,” “we,” “us” and “our” shall mean CSC and its subsidiaries.
     CSC had no operating activity from the date of its incorporation through November 24, 2004. Holdings and its other subsidiaries had agreed to fund CSC’s ongoing operations through the date of its initial public offering of Income Deposit Securities (“IDSs”). The Board of Directors of CSC authorized the filing of a registration statement on Form S-1 with the Securities and Exchange Commission for the offering of IDSs (each IDS consisting of one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and an 11% senior secured note due 2024 in a principal amount of $6.14) and a contemporaneous offering of identical 11% senior secured notes due 2024 separate and apart from the IDSs (such notes, together with the 11% senior secured notes underlying IDSs, the “11% Senior Secured Notes”). In connection with the offering and certain corporate reorganization transactions, Coinmach Laundry Corporation, a Delaware corporation (“CLC” or “Laundry Corp.”), at the time a direct wholly-owned subsidiary of Holdings, became a direct wholly-owned subsidiary of CSC.
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
     CSC and its wholly-owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats located throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by CSC and Coinmach, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp., a Delaware corporation and a direct wholly-owned subsidiary of Coinmach (“Super Laundry”), constructs, designs and retrofits laundromats and distributes laundromat equipment.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     During November 2004, CSC completed its initial public offering of 18,911,532 IDSs (578,199 of which were issued in connection with the partial exercise of an over-allotment option on December 21, 2004 by the underwriters in such offering) at an offering price of $13.64 per IDS (which included 18,911,532 underlying shares of Class A Common Stock and approximately $116.1 million aggregate principal amount of underlying 11% Senior Secured Notes) and a concurrent offering of $20 million of 11% Senior Secured Notes which were sold separate and apart from the IDSs. In connection with the IDS Transactions, Holdings exchanged its CLC capital stock and all of its shares of common stock of AWA for 24,980,445 shares of Class B common stock, par value $0.01 per share (the “Class B Common Stock”), representing all of the Class B Common Stock outstanding.
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
     In addition, on all matters for which a vote of CSC stockholders is required, each holder of Class B Common Stock is initially entitled to two votes per share. However, if at any time Holdings and certain permitted transferees collectively own less than 25% in the aggregate of our then outstanding shares of Class A Common Stock and Class B Common Stock (subject to adjustment in the event of any split, reclassification, combination or similar adjustments in shares of CSC common stock), at such time, and at all times thereafter, all holders of Class B Common Stock shall only be entitled to one vote per share on all matters for which a vote of CSC stockholders is required. The dividend and redemption rights of Class B common stockholders and their exclusive right to vote on the amendment of certain provisions of CSC’s certificate of incorporation would not be affected by such event. Only the Class B stockholders may vote, as a single class, to amend provisions of the certificate of incorporation relating to (i) an increase or decrease in the number of authorized shares of Class B Common Stock or (ii) changes that affect voting, dividend or redemption rights or restrictions solely to which shares of Class B Common Stock are entitled or subject and do not materially adversely affect the dividend or voting rights or restrictions to which the shares of Class A Common Stock are entitled or subject. Any such amendment will require the affirmative vote of the holders of a majority of all the outstanding shares of Class B Common Stock.
     On all matters on which all holders of the Company’s common stock are entitled to vote, such holders will vote together as a single class, and the a majority of the votes of such class will be required for the approval of any such matter.
     CSC currently intends to continue paying dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25,

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. CSC also currently intends to pay annual dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year (beginning with the fiscal year ending March 31, 2006), subject to certain limitations and exceptions with respect to such dividends, if any, payable on June 1, 2006. The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law. Payment of dividends on all classes of CSC common stock will not be cumulative.
     Interest on the 11% Senior Secured Notes accrues at the rate of 11% per annum and is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
     Net proceeds from the IDS Transactions were approximately $254.3 million after expenses including underwriting discounts and commissions. The net proceeds were used to (i) redeem a portion of Coinmach’s 9% senior notes due 2010 (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock (representing all of its then outstanding Class A preferred stock) and approximately $7.4 million of CLC’s outstanding Class B preferred stock (representing a portion of its then outstanding Class B preferred stock).
     As a result of the IDS Transactions, the Company incurred approximately $23.6 million in issuance costs, including underwriting discounts and commissions, of which approximately $12.5 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.1 million related to the 11% Senior Secured Notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024. The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs related to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses to senior management related to the IDS Transactions aggregating approximately $0.8 million.
     CSC used a portion of the proceeds of its initial public offerings of IDSs and concurrent 11% Senior Secured Notes to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to CLC aggregating approximately $170.8 million, of which approximately $165.6 million was contributed by CLC to Coinmach.

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
     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
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

	September 30,	March 31,
	2005	2005
Laundry equipment	$8,872	$8,882
Machine repair parts	3,664	3,550

	$12,536	$12,432

3.	Assets Held for Sale
     During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $350,000, which closed on October 19, 2005 and which resulted in a write down of the related asset value by approximately $190,000. This write down is reflected in Other items, net on the Statement of Operations for the three and six months ended September 30, 2005. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company has ceased all marketing efforts and has decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1,936,000 as of September 30, 2005, which represents their historical cost. The Company believes the

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
fair value of these laundromats exceeds the historical cost. The carrying value of the laundromat that is held for sale is separately presented in the consolidated balance sheet.
4.	Goodwill and Contract Rights
     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. Based on present operating and strategic plans, management believes that there have not been any indications of impairment of goodwill. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry is as follows (in thousands):

Route	$195,026
Rental (AWA)	6,837
Distribution (Super Laundry)	2,917

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
     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

Years ending March 31,
2006 (remainder of year)	$6.8
2007	13.3
2008	13.0
2009	12.6
2010	12.3
     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.
5.	Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	March 31,
	2005	2005
9% Senior Notes due 2010	$324,500	$324,500
Credit facility indebtedness	229,284	240,507
IDS 11% Senior Secured Notes	116,117	116,117
Third party 11% Senior Secured Notes	20,000	20,000
Obligations under capital leases	7,928	6,630
Other long-term debt with varying terms and maturities	516	637

	698,345	708,391
Less current portion	5,961	17,704

	$692,384	$690,687

11% Senior Secured Notes
     On November 24, 2004, CSC completed an initial public offering of 18,333,333 IDSs at a public offering price of $13.64 per IDS and contemporaneous offering of $20 million aggregate principal amount of 11% Senior Secured Notes separate and apart from the IDSs. On December 21, 2004, the underwriters of the initial public offering purchased an additional 578,199 IDSs pursuant to an

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
overallotment exercise. Each IDS consists of one share of Class A Common Stock and an 11% Senior Secured Note in a principal amount of $6.14. At September 30, 2005, there was approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes outstanding, including $20.0 million aggregate principal amount of 11% Senior Secured Notes initially issued separate and apart from IDSs.
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
     At September 30, 2005, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes.
9% Senior Notes
     On January 25, 2002, Coinmach issued $450 million aggregate principal amount of the 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record at the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable, at its option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
payments from Coinmach to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by Coinmach’s domestic subsidiaries.
     On December 24, 2004, Coinmach used a portion of the proceeds of CSC’s initial public offerings of IDSs and separate 11% Senior Secured Notes to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). Such 9% Senior Notes were redeemed with funds that were set aside in escrow on November 24, 2004. As a result of such redemption, at September 30, 2005 there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.
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
     At September 30, 2005, Coinmach was in compliance with the covenants under the indenture governing the 9% Senior Notes.
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
     As a condition to the consummation of CSC’s initial public offerings of IDSs and separate 11% Senior Secured Notes, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 to, among other things, permit the IDS Transactions. Coinmach used a portion of the proceeds from the initial public offerings to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the Senior Secured Credit Facility limits Coinmach’s ability to pay dividends.
     At September 30, 2005, Coinmach was in compliance with the covenants under the Senior Secured Credit Facility.
     At September 30, 2005, on a consolidated basis, the Company’s outstanding total debt included (i) $324.5 million aggregate principal amount of 9% Senior Notes, (ii) approximately $229.3 million of term loan borrowings under the Senior Secured Credit Facility with an interest rate of 6.88% and (iii) approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes, including $20.0 million aggregate principal amount of 11% Senior Secured Notes initially issued separate and apart from IDSs. As of September 30, 2005, the amount available under the revolving credit portion of the Senior Secured Credit Facility was approximately $68.6 million. Letters of credit under the Senior Secured Credit Facility outstanding at September 30, 2005 were approximately $6.4 million. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of September 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility.
Intercompany Loan
     CSC made an Intercompany Loan of approximately $81.7 million to Coinmach which is eliminated in consolidation. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes); provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     If Coinmach merged with or into CSC or CSC merged with or into Coinmach, the Intercompany Loan would be terminated and the surviving company would become responsible for the payment obligations relating to the 11% Senior Secured Notes.
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
     At September 30, 2005, Coinmach was in compliance with the covenants under the Intercompany Loan.
Interest Rate Swaps
     On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized a small accumulated other comprehensive loss in the stockholder’s equity section for the six months ended September 30, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
6. Guarantor Subsidiaries
     CLC has guaranteed the 11% Senior Secured Notes referred to in Note 4 on a full and unconditional basis. The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, are required to guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events. The condensed consolidating balance sheets as of September 30, 2005 and March 31, 2005, the condensed consolidating statement of operations for the three and six months ended September 30, 2005, and the condensed consolidating statement of cash flows for the six months ended September 30, 2005 include the condensed consolidating financial information for CSC, CLC and CSC’s other indirect subsidiaries. Prior corresponding periods present the condensed consolidating financial information for CLC and CSC’s other indirect subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
Condensed Consolidating Balance Sheets

	September 30, 2005
		Coinmach	Coinmach	Adjustments
	Coinmach	Laundry	Corporation	and
	Service Corp.	Corporation	and Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$437	$—	$74,925	$(46)	$75,316
Advance location payments	—	—	70,179	—	70,179
Property, equipment and leasehold improvements, net	—	—	262,130	—	262,130
Intangible assets, net	—	—	508,456	—	508,456
Deferred income taxes	—	5,416	—	(5,416)	—
Intercompany loans and advances	491	49,275	—	(49,766)	—
Investment in subsidiaries	(39,929)	88,210	—	(48,281)	—
Investment in preferred stock	182,595	—	—	(182,595)	—
Other assets	94,617	155	8,374	(84,062)	19,084

Total assets	$238,211	$143,056	$924,064	$(370,166)	$935,165

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,095	$—	$73,641	$(2,438)	$75,298
Current portion of long-term debt	—	—	5,961	—	5,961

Total current liabilities	4,095	—	79,602	(2,438)	81,259
Deferred income taxes	222	—	68,574	(5,416)	63,380
Long-term debt, less current portion	136,117	—	556,267	—	692,384
Loan Payable to Parent	—	—	81,670	(81,670)	—
Due to parent/subsidiary	—	—	49,766	(49,766)	—
Preferred stock and dividends payable	—	182,595	—	(182,595)	—
Total stockholders’ equity (deficit)	97,777	(39,539)	88,185	(48,281)	98,142

Total liabilities and stockholders’ equity (deficit)	$238,211	$143,056	$924,064	$(370,166)	$935,165

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Balance Sheets (continued)

	March 31, 2005
			Coinmach
		Coinmach	Corporation	Adjustments
	Coinmach	Laundry	and	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$474	$—	$86,678	$(37)	$87,115
Advance location payments	—	—	72,222	—	72,222
Property, equipment and leasehold improvements, net	—	—	264,264	—	264,264
Intangible assets, net	—	—	514,478	—	514,478
Deferred income taxes	1,087	2,307	—	(3,394)	—
Intercompany loans and advances	2,060	49,475	—	(51,535)	—
Investment in subsidiaries	(34,770)	99,698	—	(64,928)	—
Investment in preferred stock	186,034	—	—	(186,034)	—
Other assets	94,866	162	7,619	(84,050)	18,597

Total assets	$249,751	$151,642	$945,261	$(389,978)	$956,676

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,797	$—	$71,145	$(2,418)	$73,524
Current portion of long-term debt	—	—	17,704	—	17,704

Total current liabilities	4,797	—	88,849	(2,418)	91,228
Deferred income taxes	—	—	68,940	(3,394)	65,546
Long-term debt, less current portion	136,117	—	554,570	—	690,687
Loan payable to Parent	—	—	81,670	(81,670)	—
Due to parent/subsidiary	—	—	51,534	(51,534)	—
Preferred stock and dividends payable	—	186,034	—	(186,034)	—
Total stockholders’ equity (deficit)	108,837	(34,392)	99,698	(64,928)	109,215

Total liabilities and stockholders’ equity (deficit)	$249,751	$151,642	$945,261	$(389,978)	$956,676

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$132,320	$—	$132,320
Costs and expenses	618	104	120,204	—	120,926

Operating (loss) income	(618)	(104)	12,116	—	11,394
Interest expense – preferred stock	(3,699)	3,699	—	—	—
Interest expense, net	1,641	—	13,674	—	15,315

Income (loss) before taxes	1,440	(3,803)	(1,558)	—	(3,921)
Income tax provision (benefit)	587	(1,615)	(605)	—	(1,633)

	853	(2,188)	(953)	—	(2,288)
Equity in loss (income) of subsidiaries	3,141	953	—	(4,094)	—

Net loss	$(2,288)	$(3,141)	$(953)	$4,094	$(2,288)

	Three Months Ended September 30, 2004
	Coinmach	Coinmach
	Laundry	Corporation
	Corporation	and Subsidiaries	Eliminations	Consolidated
Revenues	$—	$132,950	$—	$132,950
Costs and expenses	126	121,739	—	121,865

Operating (loss) income	(126)	11,211	—	11,085
Interest expense – preferred stock	6,808	—	—	6,808
Interest expense, net	—	14,398	—	14,398

Loss before taxes	(6,934)	(3,187)	—	(10,121)
Income tax provision (benefit)	2	(1,251)	—	(1,249)

	(6,936)	(1,936)	—	(8,872)
Equity in loss of subsidiaries	1,936	—	(1,936)	—

Net loss	$(8,872)	$(1,936)	$1,936	$(8,872)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Six Months Ended September 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$266,150	$—	$266,150
Costs and expenses	905	218	239,793	—	240,916

Operating (loss) income	(905)	(218)	26,357	—	25,234
Interest expense – preferred stock	(7,391)	7,391	—	—	—
Interest expense, net	3,282	—	27,364	—	30,646

Income (loss) before taxes	3,204	(7,609)	(1,007)	—	(5,412)
Income tax provision (benefit)	1,308	(3,108)	(349)	—	(2,149)

	1,896	(4,501)	(658)	—	(3,263)
Equity in loss (income) of subsidiaries	(5,159)	(658)	—	(5,817)	—

Net loss	$(3,263)	$(5,159)	$(658)	$5,817	$(3,263)

	Six Months Ended September 30, 2004
	Coinmach	Coinmach
	Laundry	Corporation
	Corporation	and Subsidiaries	Eliminations	Consolidated
Revenues	$—	$266,449	$—	$266,449
Costs and expenses	250	242,779	—	243,029

Operating (loss) income	(250)	23,670	—	23,420
Interest expense – preferred stock	13,368	—	—	13,368
Interest expense, net	—	28,625	—	28,625

Loss before taxes	(13,618)	(4,955)	—	(18,573)
Income tax provision (benefit)	10	(1,931)	—	(1,921)

	(13,628)	(3,024)	—	(16,652)
Equity in loss of subsidiaries	3,024	—	(3,024)	—

Net loss	$(16,652)	$(3,024)	$3,024	$(16,652)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended September 30, 2005
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) income	$1,896	$(4,501)	$(658)	$—	$(3,263)
Noncash adjustments	(5,814)	4,294	54,477	—	52,957
Change in operating assets and liabilities	(684)	8	2,990	—	2,314

Net cash (used in) provided by operating activities	(4,602)	(199)	56,809	—	52,008

Investing Activities
Capital expenditures	—	—	(37,074)	—	(37,074)
Acquisition of assets	—	—	(1,210)	—	(1,210)
Proceeds from sale of property and equipment	—	—	498	—	498

Net cash used in investing activities	—	—	(37,786)	—	(37,786)

Financing Activities
Repayment of debt	—	—	(11,223)	—	(11,223)
Other financing items	4,602	199	(15,379)	—	(10,578)

Net cash provided by (used in) financing activities	4,602	199	(26,602)	—	(21,801)

Net decrease in cash and cash equivalents	—	—	(7,579)	—	(7,579)
Cash and cash equivalents, beginning of period	431	—	56,840	—	57,271

Cash and cash equivalents, end of period	$431	$—	$49,261	$—	$49,692

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Six Months Ended September 30, 2004
		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(13,628)	$(3,024)	$—	$(16,652)
Noncash adjustments	13,433	54,339	—	67,772
Change in operating assets and liabilities	(233)	(2,543)	—	(2,776)

Net cash (used in) provided by operating activities	(428)	48,772	—	48,344

Investing Activities
Capital expenditures	—	(36,955)	—	(36,955)
Acquisition of assets	—	(618)	—	(618)
Proceeds from sale of property and equipment	—	291	—	291

Net cash used in investing activities	—	(37,282)	—	(37,282)

Financing Activities

Repayment of debt	—	(3,066)	—	(3,066)
Other financing items	428	(2,439)	—	(2,011)

Net cash provided by (used in) financing activities	428	(5,505)	—	(5,077)

Net increase in cash and cash equivalents	—	5,985	—	5,985
Cash and cash equivalents, beginning of period	—	31,620	—	31,620

Cash and cash equivalents, end of period	$—	$37,605	$—	$37,605

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
7. Segment Information
     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The table below presents information about the Company’s segments (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Revenue:
Route	$116,747	$115,991	$236,516	$234,238
All other:
Rental	8,848	8,540	17,496	16,880
Distribution	6,725	8,419	12,138	15,331

Subtotal	15,573	16,959	29,634	32,211

Total revenue	$132,320	$132,950	$266,150	$266,449

EBITDA (1):
Route	$38,122	$37,525	$77,493	$76,730
All other:
Rental	3,695	3,392	7,212	6,646
Distribution	386	526	413	441

Subtotal	4,081	3,918	7,625	7,087

Other items, net	(310)	(500)	(310)	(500)
Corporate expenses	(3,047)	(2,323)	(5,570)	(4,727)

Total EBITDA	38,846	38,620	79,238	78,590
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,507)	(24,677)	(48,099)	(49,376)
All other	(2,128)	(2,146)	(4,271)	(4,271)
Corporate	(817)	(712)	(1,634)	(1,523)

Total depreciation	(27,452)	(27,535)	(54,004)	(55,170)

Interest expense	(15,315)	(14,398)	(30,646)	(28,625)
Interest expense – Preferred Stock	—	(6,808)	—	(13,368)

Consolidated loss before income taxes	$(3,921)	$(10,121)	$(5,412)	$(18,573)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net loss to EBITDA for the periods indicated above.

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

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Net loss	$(2.3)	$(8.9)	$(3.3)	$(16.7)
Benefit for income taxes	(1.6)	(1.2)	(2.1)	(1.9)
Interest expense	15.3	14.4	30.6	28.6
Interest expense – preferred stock	—	6.8	—	13.4
Depreciation and amortization	27.4	27.5	54.0	55.2

EBITDA	$38.8	$38.6	$79.2	$78.6

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
8. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	September 30, 2005	March 31, 2005
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$106,269	$108,058
Interest rate swap	323	340
Other	1,971	1,798

	108,563	110,196

Deferred tax assets:
Net operating loss carryforwards	41,815	41,464
Covenant not to compete	1,009	1,073
Other	2,359	2,113

	45,183	44,650

Net deferred tax liability	$63,380	$65,546

     The net operating loss carryforwards of approximately $102 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.
     The benefit for income taxes consists of (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Federal	$(1,273)	$(989)	$(1,676)	$(1,524)
State	(360)	(260)	(473)	(397)

	$(1,633)	$(1,249)	$(2,149)	$(1,921)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Expected tax benefit	$(1,373)	$(3,542)	$(1,896)	$(6,500)
State tax benefit, net of federal taxes	(233)	(169)	(308)	(258)
Non deductible interest - Preferred Stock	—	2,383	—	4,679
Permanent book/tax differences	(27)	79	55	158

Tax benefit	$(1,633)	$(1,249)	$(2,149)	$(1,921)

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
     Net loss available to common stockholders is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. In computing the weighted average number of shares of Class B Common Stock outstanding for the three and six months ended September 30, 2004, the calculation assumes that the Class B Common Stock was outstanding for the entire three and six months. In computing the weighted average number of shares of Class A Common Stock outstanding for the three and six months ended September 30, 2004, the calculation assumes that there was no Class A Common Stock outstanding. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(2,288)	$(8,872)	$(3,263)	$(16,652)
Add: Dividends paid on Class A common stock	(3,899)	—	(7,797)	—

Undistributed loss available to Class A and Class B common stock	$(6,187)	$(8,872)	$(11,060)	$(16,652)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(2,666)	$—	$(4,765)	$—
Class B Common Stock	(3,521)	(8,872)	(6,295)	(16,652)

Total	$(6,187)	$(8,872)	$(11,060)	$(16,652)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	—	18,911,532	—
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Total	43,891,977	24,980,445	43,891,977	24,980,445

Distributed earnings per share:
Class A Common Stock	$0.21	$—	$0.41	$—
Class B Common Stock	$—	$—	$—	$—
Undistributed loss per share:
Class A Common Stock	$(0.14)	$—	$(0.25)	$—
Class B Common Stock	$(0.14)	$(0.36)	$(0.25)	$(0.67)
Basic and diluted income (loss) per share:
Class A Common Stock	$0.07	$—	$0.16	$—
Class B Common Stock	$(0.14)	$(0.36)	$(0.25)	$(0.67)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Pro-Forma Presentation
     Assuming that the Class A Common Stock and the Class B Common Stock were outstanding at the beginning of each respective three and six month periods, net loss per share for each class of common stock is presented below (dollars in thousands, except share and per share data):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2005	2005	2004	2004
Net loss attributable to common stockholders	$(2,288)	$(8,872)	$(3,263)	$(16,652)
Add: Dividends paid on Class A common stock	(3,899)	—	(7,797)	—

Undistributed loss available to Class A and Class B common stock	$(6,187)	$(8,872)	$(11,060)	$(16,652)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(2,666)	$(3,823)	$(4,765)	$(7,175)
Class B Common Stock	(3,521)	(5,049)	(6,295)	(9,477)

Total	$(6,187)	$(8,872)	$(11,060)	$(16,652)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	18,911,532	18,911,532	18,911,532
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Total	43,891,977	43,891,977	43,891,977	43,891,977

Distributed earnings per share:
Class A Common Stock	$0.21	$—	$0.41	$—
Class B Common Stock	$—	$—	$—	$—
Undistributed loss per share:
Class A Common Stock	$(0.14)	$(0.20)	$(0.25)	$(0.38)
Class B Common Stock	$(0.14)	$(0.20)	$(0.25)	$(0.38)
Basic and diluted income (loss) per share:
Class A Common Stock	$0.07	$(0.20)	$0.16	$(0.38)
Class B Common Stock	$(0.14)	$(0.20)	$(0.25)	$(0.38)
     On August 9, 2005, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which was paid on September 1, 2005 to holders of record as of the close of business on August 25, 2005.
     On November 8, 2005, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which cash dividend is payable on December 1, 2005 to holders of record as of the close of business on November 25, 2005.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
10. Redeemable Preferred Stock and Stockholders’ Deficit
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
     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities” (“SFAS No. 150”). This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the three and six months ended September 30, 2004, the Company had recorded approximately $6.8 million and $13.4 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock was carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date.
     In November 2004 and December 2004, in connection with the IDS Transactions, a portion of the net proceeds from the initial public offering was used to redeem approximately $91.8 million of CLC’s Class A Preferred Stock (representing all of its then outstanding Class A Preferred Stock) and approximately $7.4 million of CLC’s Class B Preferred Stock (representing a portion of its then outstanding Class B Preferred Stock). Any outstanding capital stock of CLC not previously redeemed was exchanged in January 2005 by Holdings with CSC for additional shares of Class B Common Stock. Therefore, all of the outstanding capital stock of CLC, including all of the outstanding Class A Preferred Stock, became held by CSC.
     Under CLC’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by CLC (the “EPP Loans”) to certain employees for the purchase of CLC common stock at a fixed price per share equal to the fair market value of such common stock at the time of issuance as determined by the board of directors of CLC. Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the CLC Preferred Stock was fully vested at the time of purchase, and the common stock vested over a specified period, typically over four years.
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
     At September 30, 2005, there were 27,004,445 Common Units and 693 Preferred Units outstanding under the Equity Participation Plan of which 26,994,445 Common Units and 693 Preferred Units were vested.
     Previously due installments on the EPP Loans have been forgiven by the Company in the ordinary course on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC has recorded compensation expense of approximately $12,000 and $37,000 for the six month period ended September 30, 2005 and 2004, respectively.
11. 2004 Long-Term Incentive Plan
     On November 24, 2004, the CSC board of directors adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of September 30, 2005, the Board of Directors had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP. At September 30, 2005, CSC had not issued any securities under the 2004 LTIP.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the caption “Business – Risk Factors.” Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “—Special Note Concerning Forward Looking Statements” below.
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
     We also operate an equipment rental business through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation that is jointly-owned by us and Coinmach. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

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
     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at September 30, 2005 was approximately $4.1 million.
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
     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry both at September 30, 2005 and at March 31, 2005 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test

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
     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that approximately 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in approximately 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The useful lives being used to amortize contract rights range from approximately 30 to 35 years.
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
Accounting Treatment for IDSs
     On November 24, 2004, we completed an initial public offering of 18,333,333 Income Deposit Securities (“IDSs”), each IDS consisting of one share of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock), and an 11% senior secured note due 2024 in a principal amount of $6.14, at a public offering-price of $13.64 per IDS. In addition, we completed a concurrent offering of $20 million aggregate principal amount of 11% senior secured notes due 2024 sold separate and apart from the IDSs (together with the 11% senior secured notes underlying IDSs, the “11% Senior Secured Notes”). We refer to these offerings collectively as the “IPO.” On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to an overallotment exercise. The IPO and related transactions and use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”
     A portion of the aggregate IDSs outstanding represents 11% Senior Secured Notes recorded as long-term debt. We have concluded that it is appropriate to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes. There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the 11% Senior Secured Notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes. If the 11% Senior Secured Notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $11.0 million, through September 30, 2005, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We do not currently intend to record a liability for a potential disallowance of this interest expense deduction.
     Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values. The initial public offering price for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in principal amount of an 11% Senior Secured Note underlying an IDS, and the fair value of the separate notes was equivalent to their face value.
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
     The entire proceeds of the IPO were allocated to the Class A Common Stock and the 11% Senior Secured Notes and the allocation of the IDS portion of the proceeds to the Class A Common Stock and the 11% Senior Secured Notes did not result in a substantial premium or discount. Upon subsequent issuances of notes or IDSs, we will evaluate whether there is a substantial discount or premium. We expect that if there is a substantial discount or premium upon a subsequent issuance of notes, certain redemption features of the 11% Senior Secured Notes may be considered not clearly and closely related, and we would separately account for these features as embedded derivates. If the embedded derivates are required to be bifurcated, we will (a) value the derivative, (b) record such value as a reduction of the 11% Senior Secured Notes (discount) with a corresponding derivative liability, (c) accrete the discount on the 11% Senior Secured Notes up to their par value using the effective interest method with a corresponding charge to interest expense, and (d) revalue the derivative liability quarterly with the difference (increase or decrease) recorded to interest expense.
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
Results of Operations
     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.
     Comparison of the three- and six-month periods ended September 30, 2005 and September 30, 2004.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2005	2004	Change	2005	2004	Change
Route	$116.7	$116.0	$0.7	$236.5	$234.2	$2.3
Rental	8.9	8.5	0.4	17.5	16.9	0.6
Distribution	6.7	8.4	(1.7)	12.1	15.3	(3.2)

	$132.3	$132.9	$(0.6)	$266.1	$266.4	$(0.3)

     Revenue decreased by approximately $0.6 million, or less than 1% for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Revenue decreased by approximately $0.3 million, or less than 1% for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended September 30, 2005 increased by approximately $0.7 million, or less than 1% as compared to the prior year’s corresponding period. Route revenue for the six months ended September 30, 2005 increased by approximately $2.3 million, or less than 1%, as compared to the prior year’s corresponding period. We believe that the increase was primarily due to the net result of an increase in third party service income and price increases.
     Rental revenue for the three months ended September 30, 2005 increased by approximately $0.4 million, or 5%, as compared to the prior year’s corresponding period. Rental revenue for the six months ended September 30, 2005 increased by approximately $0.6 million, or 4%, as compared to the prior year’s corresponding period. This increase was primarily the result of the continuing internal growth of the machine base in existing areas of operations during the current year.
     Distribution revenue for the three months ended September 30, 2005 decreased by approximately $1.7 million, or 20%, as compared to the prior year’s corresponding period. Distribution revenue for the six months ended September 30, 2005 decreased by approximately $3.2 million, or 21%, as compared to the prior year’s corresponding period. The decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.4 million, or 2%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.6 million, or less than 1%, for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were 68% for both the three- and six-month periods ended September 30, 2005 and 69% for both the three- and six-month periods ended September 30, 2004.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The decrease in laundry operating expenses for the three-month period was due primarily to a decrease in cost of sales of approximately $1.2 million due to decreased sales in the distribution business, and other miscellaneous operating costs and expenses that are not material.
     The decrease in laundry operating expenses for the six-month period was due primarily to a decrease in cost of sales of approximately $2.8 million due to decreased sales in the distribution business, offset primarily by an increase in fuel costs of approximately $0.7 million primarily due to overall increases in fuel prices and other miscellaneous operating costs and expenses that are not material.
     General and administrative expenses increased by approximately $0.7 million for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. General and administrative expenses increased by approximately $0.8 million for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. The increase in general and administrative expenses was primarily due to incremental public company administrative fees and expenses including but not limited to incremental director and officer liability insurance, additional directors’ fees, investor and public relations expenses, and other miscellaneous costs and additional expenses associated with being a public company, including some non-recurring costs associated with the initial implementation of Sarbanes Oxley 404 compliance. As a percentage of revenues, general and administrative expenses were approximately 2.3% for the three-month period ended September 30, 2005, as compared to approximately 1.7% for the three-month period ended September 30, 2004. As a percentage of revenues, general and administrative expenses were approximately 2.1% for the six-month period ended September 30, 2005, as compared to approximately 1.8% for the six-month period ended September 30, 2004.
     Depreciation and amortization expense decreased by approximately $0.1 million, or less than 1%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Depreciation and amortization expense decreased by approximately $0.2 million, or less than 1%, for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures over the past few years.
     Amortization of advance location payments increased by approximately $0.1 million, or 2%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Amortization of advance location payments decreased by approximately $0.7 million, or 7%, for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. The decrease for the six-month period was primarily due to the reduction in the amount of advance location payments made in the prior years.
     Amortization of intangibles decreased by approximately $0.1 million, or 3%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Amortization of intangibles decreased by approximately $0.3 million, or 4%, for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. The decrease was primarily the result of amortization expense being recorded on an accelerated basis.
     Other items for the three- and six-month periods ended September 30, 2005 of approximately $0.3 million was primarily due to a write down of the asset value by approximately $0.2 million, relating to the sale of one of the laundromats on October 19, 2005. Such laundromat is classified as Assets held for Sale at September 30, 2005.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Operating income margins were approximately 8.6% for the three-month period ended September 30, 2005, as compared to approximately 8.3% for the prior year’s corresponding period. Operating income margins were approximately 9.5% for the six-month period ended September 30, 2005, as compared to approximately 8.8% for the prior year’s corresponding period. The increase in operating income margin was primarily due to a reduction in laundry operating expense and depreciation and amortization expense.
     Interest expense increased by approximately $1.0 million, or 6%, for the three-month period ended September 30, 2005 as compared to the prior year’s corresponding period. Interest expense increased by approximately $2.0 million, or 7%, for the six-month period ended September 30, 2005 as compared to the prior year’s corresponding period. As part of the IDS Transactions, we redeemed $125.5 million aggregate principal amount of Coinmach’s 9% senior notes due 2010 (the “9% Senior Notes”) and approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility, dated January 25, 2002 (the “Senior Secured Credit Facility”). In the IPO, we issued approximately $116.1 million of 11% Senior Secured Notes underlying IDSs and $20.0 million of additional 11% Senior Secured Notes separate and apart from IDSs. In addition, there has been an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates. This was offset by a decrease in interest expense resulting from the interest rate swap agreements totaling $150 million entered into by Coinmach in September 2002 that are at a slightly lower fixed interest rate as compared to the variable interest rates.
     Interest expense-non cash preferred stock dividends were approximately $6.8 million for the three-months ended September 30, 2004 and approximately $13.4 million for the six-months ended September 30, 2004. A portion of the net proceeds from the IPO was used to redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock. In addition, in connection with the IDS Transactions, Holdings exchanged all of the then outstanding CLC capital stock owned by it and all of the outstanding shares of common stock of AWA with CSC for 24,980,445 shares of Class B Common Stock, representing all of the outstanding Class B Common Stock. As a result of the IDS Transactions, we became controlled by Holdings.
     The benefit for income taxes for the three-month period ended September 30, 2005 was approximately $1.6 million as compared to a benefit for income taxes of approximately $1.2 million for the prior year’s corresponding period. The benefit for income taxes for the six-month period ended September 30, 2005 was approximately $2.1 million as compared to a benefit for income taxes of approximately $1.9 million for the prior year’s corresponding period. The changes for the three and six-month periods is primarily due to a decrease in operating loss. The effective tax rate for the six-month period ended September 30, 2005 was approximately 40% as compared to 10% for the prior year’s corresponding period. The increase in the effective tax rate for the six-month period ended September 30, 2005 is primarily due to the non cash interest expense on the preferred stock recorded in the prior year that did not occur in the current year.
     Net loss was approximately $3.3 million for the six-month period ended September 30, 2005, as compared to net loss of approximately $16.7 million for the prior year’s corresponding period. The change is primarily due to interest expense-non cash preferred stock dividends incurred for the six months ended September 30, 2004 which were not applicable in the six-month period ended September 30, 2005, as the preferred stock was either repaid or converted into equity in connection with the IDS Transactions. Such net losses are attributable in part to significant non cash charges associated with our acquisitions and

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2005	2004	Change	2005	2004	Change
Route	$38.1	$37.5	$0.6	$77.5	$76.7	$0.8
Rental	3.7	3.4	0.3	7.2	6.6	0.6
Distribution	0.4	0.5	(0.1)	0.4	0.5	(0.1)
Other items, net	(0.3)	(0.5)	0.2	(0.3)	(0.5)	0.2
Corporate expenses	(3.1)	(2.3)	(0.8)	(5.6)	(4.7)	(0.9)

Total EBITDA	$38.8	$38.6	$0.2	$79.2	$78.6	$0.6

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
     EBITDA was approximately $38.8 million for the three months ended September 30, 2005, as compared to approximately $38.6 million for the three months ended September 30, 2004. EBITDA margin was approximately 29.4% for the three months ended September 30, 2005, as compared to 29.0% for the prior year’s corresponding period. EBITDA was approximately $79.2 million for the six months ended September 30, 2005, as compared to approximately $78.6 million for the six months ended September 30, 2004. EBITDA margin was approximately 29.8% for the six months ended September 30, 2005, as compared to 29.5% for the prior year’s corresponding period. The increase in EBITDA and EBITDA margin is primarily attributable to an increase in revenue in the route and rental businesses and a decrease in laundry operating expenses revenue slightly offset by an increase in general and administrative expenses.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
     We are a holding company with no material assets other than the capital stock of our subsidiaries, the intercompany note of Coinmach and the guaranty of such intercompany note by certain subsidiaries of Coinmach. Our operating income is generated by our subsidiaries. The intercompany note and related guarantees are described below under “— Financing Activities — The Intercompany Loan.” Our liquidity requirements primarily consist of interest payments on our 11% Senior Secured Notes and dividend payments, if any, on our common stock. Our ability to make such payments will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the intercompany note.
     We and our subsidiaries have substantial indebtedness and debt service requirements. At September 30, 2005, on a consolidated basis, we had outstanding total debt of approximately $698.3 million, which included (i) $324.5 million aggregate principal amount of the 9% Senior Notes, (ii) approximately $229.3 million of borrowings under the Senior Secured Credit Facility and (iii) approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes, including $20.0 million aggregate principal amount of 11% Senior Secured Notes held separate and apart from IDSs. Letters of credit under the Senior Secured Credit Facility outstanding at September 30, 2005 were approximately $6.4 million. The 9% Senior Notes are scheduled to mature on February 1, 2010. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of September 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. The 11% Senior Secured Notes are scheduled to mature on December 1, 2024.
     Our stockholders’ equity was approximately $98.1 million as of September 30, 2005.
     The primary liquidity needs of our operating subsidiaries, on a consolidated basis, are to fund capital expenditures, service indebtedness and support working capital requirements. We have met these requirements for the past three fiscal years. Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of September 30, 2005, we had cash and cash equivalents of approximately $49.7 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.
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
     On August 9, 2005, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which was paid on September 1, 2005 to holders of record as of the close of business on August 25, 2005.
     On November 8, 2005, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which cash dividend is payable on December 1, 2005 to holders of record as of the close of business on November 25, 2005.
Financing Activities
     We have from time to time used external financings to meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and capital expenditures. We may use external financings in the future to refinance or fund the retirement or repurchase of our and our subsidiaries’ existing indebtedness. The timing and amount of external financings depend primarily upon economic and financial market conditions, our consolidated cash needs and our future capital structure objectives, as well as contractual limitations on additional financings. Additionally, the availability and cost of external financings will depend upon the financial condition of the entities seeking those funds.
     The Initial Public Offering
     On November 24, 2004, we completed the IPO of 18,333,333 IDSs at a public offering price of $13.64 per IDS and $20 million aggregate principal amount of separate 11% Senior Secured Notes. On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to an overallotment exercise.
     Net proceeds from the IPO were approximately $254.3 million, after expenses including underwriting discounts and commissions. The net proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     11% Senior Secured Notes
     At September 30, 2005, there was approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes outstanding, including $20.0 million aggregate principal amount of 11% Senior Secured Notes initially issued separate and apart from IDSs. The 11% Senior Secured Notes, which are scheduled to mature on December 1, 2024, are our senior secured obligations and are redeemable, at our option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% Senior Secured Notes plus accrued and unpaid interest thereon. The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC and the intercompany note of Coinmach and related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC.
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
     At September 30, 2005, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes.
     Senior Secured Credit Facility
     On January 25, 2002, Coinmach entered into the Senior Credit Secured Facility, which is comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. The interest rate is based on a monthly variable Eurodollar rate plus 2.75%. At September 30, 2005, the monthly variable Eurodollar rate was 4.13%. As a condition to the consummation of the IDS Transactions, Coinmach entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, to, among other things, permit the IDS Transactions.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Coinmach used a portion of the proceeds from the IPO to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. As of September 30, 2005 the aggregate principal amount outstanding under the term loans was approximately $229.3 million. The term loans are scheduled to be fully repaid by July 25, 2009. As of September 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility. Letters of credit outstanding under the Senior Secured Credit Facility at September 30, 2005 were approximately $6.4 million.
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
     On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of the floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized a small accumulated other comprehensive loss in the stockholders’ equity section for the six months ended September 30, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
     At September 30, 2005, Coinmach was in compliance with the covenants under the Senior Secured Credit Facility.
     9% Senior Notes
     On January 25, 2002, Coinmach issued $450 million aggregate principal amount of the 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record as of the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which mature on February 1, 2010, are unsecured senior obligations of Coinmach and are redeemable, at its option, in whole or in part, at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture governing the 9% Senior Notes plus accrued and

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to Coinmach Laundry. The 9% Senior Notes are guaranteed on a senior unsecured basis by Coinmach’s domestic subsidiaries.
     On December 24, 2004, Coinmach used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At September 30, 2005, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.
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
     At September 30, 2005, Coinmach was in compliance with all covenants under the indenture governing the 9% Senior Notes.
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
     If Coinmach merged with or into CSC or CSC merged with or into Coinmach, the Intercompany Loan would be terminated and the surviving company would become responsible for the payment obligations relating to the 11% Senior Secured Notes.
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
     At September 30, 2005, Coinmach was in compliance with the covenants under the Intercompany Loan.
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
     Capital expenditures excluding payments for capital business acquisitions (net of proceeds from the sale of equipment) for the three-month period ended September 30, 2005 were approximately $19.3 million. Capital expenditures excluding payments for capital business acquisitions (net of proceeds from the sale of equipment) for the six-month period ended September 30, 2005 were approximately $36.6 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the six-month period ended September 30, 2005 included approximately $2.5 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2005	2004	Change	2005	2004	Change
Route	$15.7	$15.7	$—	$30.4	$32.5	$(2.1)
Rental	2.5	1.8	0.7	3.5	2.6	0.9
Distribution	0.1	0.1	—	0.2	0.2	—
Corporate	1.0	0.6	0.4	2.5	1.4	1.1

	$19.3	$18.2	$1.1	$36.6	$36.7	$(0.1)

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of September 30, 2005:

			Payments Due in Fiscal Year
	Total	2006	2007	2008	2009	2010	After
Long-Term Debt Obligations	$690.4	$1.3	$2.5	$12.0	$11.9	$526.5	$136.2
Interest on Long-Term Debt (1)	480.4	30.5	59.8	59.5	58.7	52.3	219.6
Capital Lease Obligations (2)	9.2	2.1	3.5	2.2	1.2	0.2	—
Operating Lease Obligations	26.3	4.2	7.0	5.1	4.0	3.0	3.0

	$1,206.3	$38.1	$72.8	$78.8	$75.8	$582.0	$358.8

(1)	As of September 30, 2005, approximately $229.3 million of our long-term debt outstanding under our Senior Secured Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 6.88% based on the Eurodollar rate in effect at September 30, 2005. In addition, at September 30, 2005, $324.5 million of our long-term debt outstanding was subject to a fixed interest rate of 9.0% and approximately $136.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In addition, in connection with the Senior Secured Credit Facility, Coinmach is a party to three separate interest rate swap agreements totaling $150.0 million which expire on February 1, 2006. Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Senior Secured Credit Facility to a fixed interest rate of 5.66%.

(2)	Includes both principal and interest.
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
     We continuously evaluate our capital structure objectives and the most efficient uses of our capital, including investment in our lines of business, potential acquisitions, and purchasing, refinancing, exchanging or retiring certain of our and our subsidiaries' outstanding debt securities and other instruments in privately negotiated or open market transactions or by other means, to the extent permitted by our existing covenant restrictions. To pursue such transactions we may use external financings, cash flow from operations, or any combination thereof, which in turn will depend on our consolidated cash needs, liquidity, leverage and prevailing economic and financial market conditions. However, should we determine to pursue any one or more of such transactions, there can be no assurance that any such transaction would not adversely affect our liquidity or our ability to satisfy our capital requirements in the near term.
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
     Other factors, including but not limited to any significant acquisition transactions, the pursuit of any significant new business opportunities, potential material increases in the cost of compliance with regulatory mandates (including state laws imposing heightened energy and water efficiency standards on clothes washers), tax treatment of our debt, unforeseen reductions in occupancy levels, changes in our competitive environment, or unexpected costs associated with lease renewals, may affect our ability to fund our liquidity needs in the future. In addition, subject to certain limitations contained in the indenture governing the 11% Senior Secured Notes, we may redeem all or part of the then outstanding Class B Common Stock on a pro rata basis. Any exercise by us of such redemption rights will further reduce cash available to fund our liquidity needs.
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
Certain Accounting Treatment
     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $54.0 million for the six months ended September 30, 2005 and approximately $27.5 million for the three months ended September 30, 2005 reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

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
Special Note Concerning Forward Looking Statements
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements, including, without limitation, the statements under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are usually accompanied by words such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” and similar expressions. The forward looking information is based on various factors and was derived using numerous assumptions.
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
     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:
•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions Coinmach may make to us should we elect to pay cash dividends on our common stock;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.
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
     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of September 30, 2005, we had approximately $79.3 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.6 million, assuming the total amount of variable interest rate debt outstanding was $79.3 million, the balance as of September 30, 2005.
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
     Our annual meeting of stockholders was held on July 27, 2005 in Charlotte, North Carolina (“Annual Meeting”). The holders of Class A Common Stock and Class B Common Stock voted together as a single class in person or by proxy on all matters presented at the Annual Meeting. Pursuant to our certificate of incorporation, each share of Class A Common Stock was entitled to one vote per share, and each share of Class B Common Stock was entitled to two votes per share. The stockholders took the following actions:
     1. Elected the persons named below to our board of directors, each for a term of one year or until their successors have been elected and qualified, by the following vote:

	Votes For	Votes Withheld
1. Stephen R. Kerrigan	65,256,606	3,087,055
2. James N. Chapman	65,249,206	3,094,455
3. David A. Donnini	65,249,206	3,094,455
4. Woody M. McGee	68,173,681	169,980
5. Bruce V. Rauner	63,560,206	4,783,455
6. John R. Scheessele	68,172,831	170,830
     On August 1, 2005, subsequent to the Annual Meeting, William M. Kelly was appointed to our board by the members of the board of directors.
     2. Ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2006 by the following vote:

Votes For 68,333,261	Votes Against 9,650	Abstain/Non-Vote 750

ITEM 5.	Other Information
None.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit
Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

COINMACH SERVICE CORP. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH SERVICE CORP.
Date: November 9, 2005	/s/ Robert M. Doyle
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