Form 10-Q
period 2005-12-31
COINMACH SERVICE CORP
filed 2006-02-14
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☐
As of the close of business on February 13, 2006, Coinmach Service Corp. had outstanding (i) 27,418,757 shares of Class A common stock, par value $0.01 per share (the “Class A Common Stock), (ii) 13,485,811 Income Deposit Securities (the “IDSs”), (iii) and 24,980,445 shares of Class B common stock, par value $0.01 per share (the “Class B Common Stock”).

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	December 31,	March 31,
	2005	2005[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$56,885	$57,271
Receivables, net	6,124	6,486
Inventories	12,354	12,432
Assets held for sale	—	2,475
Prepaid expenses	4,543	4,994
Interest rate swap asset	—	832
Other current assets	1,820	2,625

Total current assets	81,726	87,115
Advance location payments	67,840	72,222
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $385,142 and $329,130	257,793	264,264
Contract rights, net of accumulated amortization of $111,142 and $100,975	300,323	309,698
Goodwill	206,196	204,780
Other assets	19,762	18,597

Total assets	$933,640	$956,676

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$32,815	$33,983
Accrued rental payments	33,763	30,029
Accrued interest	15,816	9,512
Interest rate swap liability	635	—
Current portion of long-term debt	54,136	17,704

Total current liabilities	137,165	91,228
Deferred income taxes	61,124	65,546
Long-term debt, less current portion	644,444	690,687

Total liabilities	842,733	847,461

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 18,911,532 shares issued and outstanding	189	189
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 24,980,445 shares issued and outstanding	250	250
Capital in excess of par value	319,211	319,038
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive (loss) income, net of tax	(376)	492
Accumulated deficit	(220,379)	(202,754)
Deferred compensation	—	(12)

Total stockholders’ equity	90,907	109,215

Total liabilities and stockholders’ equity	$933,640	$956,676

See accompanying notes.

1.	The March 31, 2005 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
REVENUES	$138,744	$135,627	$404,894	$402,076
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	93,767	92,270	274,799	274,902
General and administrative (including stock-based compensation expense of $0, $19, $12 and $56, respectively)	3,571	2,502	9,141	7,229
Depreciation and amortization	19,027	19,029	56,887	57,087
Amortization of advance location payments	5,015	4,928	14,188	14,780
Amortization of intangibles	3,514	3,580	10,485	10,840
Other items, net	—	—	310	500

	124,894	122,309	365,810	365,338

OPERATING INCOME	13,850	13,318	39,084	36,738
INTEREST EXPENSE	15,570	14,781	46,216	43,406
INTEREST EXPENSE – preferred stock	—	4,862	—	18,230
INTEREST EXPENSE – escrow interest	—	941	—	941
TRANSACTION COSTS	2,620	17,135	2,620	17,135

LOSS BEFORE INCOME TAXES	(4,340)	(24,401)	(9,752)	(42,974)
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	160	—	195
Deferred	(1,674)	(8,260)	(3,823)	(10,216)

	(1,674)	(8,100)	(3,823)	(10,021)

NET LOSS	$(2,666)	$(16,301)	$(5,929)	$(32,953)

Basic and diluted distributed earnings:
Class A Common Stock	$0.21	$—	$0.62	$—

Class B Common Stock	$—	$—	$—	$—

Basic and diluted net income (loss):
Class A Common Stock	$0.06	$(0.52)	$0.22	$(1.22)

Class B Common Stock	$(0.15)	$(0.52)	$(0.40)	$(1.22)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	6,111,111	18,911,532	2,037,037

Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Cash dividends per Share:
Class A Common Stock	$0.21	$—	$0.62	$—

Class B Common Stock	$—	$—	$—	$—

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended December 31, 2005
(UNAUDITED)
(in thousands of dollars)

					Accumulated
					Other
	Class A	Class B		Carryover	Comprehensive			Total
	Common	Common	Capital in	Basis	Income (Loss),	Accumulated	Deferred	Stockholders’
	Stock	Stock	Excess of Par	Adjustment	net of tax	Deficit	Compensation	Equity

Balance, March 31, 2005	$189	$250	$319,038	$(7,988)	$492	$(202,754)	$(12)	$109,215
Comprehensive loss:
Net loss	—	—	—	—	—	(5,929)	—	(5,929)
Loss on derivative instruments	—	—	—	—	(868)	—	—	(868)

Total comprehensive loss								(6,797)
Dividends	—	—	—	—	—	(11,696)	—	(11,696)
Adjustment to IDS Transaction costs	—	—	173	—	—	—	—	173
Stock—based compensation	—	—	—	—	—	—	12	12

Balance, December 31, 2005	$189	$250	$319,211	$(7,988)	$(376)	$(220,379)	—	$90,907

     See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	December 31, 2005	December 31, 2004
OPERATING ACTIVITIES:
Net loss	$(5,929)	$(32,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,887	57,087
Amortization of advance location payments	14,188	14,780
Amortization of intangibles	10,485	10,840
Deferred income taxes	(3,823)	(10,216)
Interest expense — preferred stock	—	18,230
Premium on redemption of 9% senior notes	—	11,295
Write-off of deferred financing costs	1,700	3,475
Amortization of deferred issue costs	1,603	1,795
Gain on sale of equipment	(46)	(472)
Stock compensation	12	56
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(567)	470
Receivables, net	391	(911)
Inventories and prepaid expenses	529	(573)
Accounts payable and accrued expenses, net	2,739	3,104
Accrued interest	6,304	7,108

Net cash provided by operating activities	84,473	83,115

INVESTING ACTIVITIES:
Additions to property and equipment	(43,431)	(41,019)
Advance location payments to location owners	(9,806)	(13,250)
Acquisition of net assets related to acquisitions of businesses	(3,436)	(613)
Proceeds from sale of investment	—	277
Proceeds from sale of property and equipment	1,077	653

Net cash used in investing activities	(55,596)	(53,952)

FINANCING ACTIVITIES:
Proceeds from issuance of IDS	—	257,983
Proceeds from issuance of third party senior secured notes	—	20,000
Redemption of preferred stock	—	(99,208)
Cash dividends paid	(11,696)	—
Repayments under credit facility	(240,507)	(19,830)
Proceeds from credit facility	230,000	—
Principal payments on capitalized lease obligations	(3,652)	(3,249)
(Repayments to) borrowings from bank and other borrowings	(183)	159
Credit facility issuance costs	(3,225)	—
Redemption of 9% Senior Notes	—	(125,500)
Payment on premium on 9% Senior Notes	—	(11,295)
IDS and third party senior secured notes issuance costs	—	(23,597)
Receivables from shareholders	—	(1)

Net cash used in financing activities	(29,263)	(4,538)

Net (decrease) increase in cash and cash equivalents	(386)	24,625

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,271	31,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,885	$56,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,309	$35,608

Income taxes paid	$738	$199

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$4,531	$3,770

Transfer of assets held for sale to fixed assets	$1,936	$—

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
     CSC and its wholly-owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by CSC and Coinmach, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp., a Delaware corporation and a direct wholly-owned subsidiary of Coinmach (“Super Laundry”), constructs, designs and retrofits laundromats and distributes laundromat equipment.
     The IDS Transactions
     CSC had no operating activity from the date of its incorporation through November 24, 2004. On November 24, 2004, CSC completed its initial public offerings (collectively, the “IPO”) of (i) 18,911,532 Income Deposit Securities (“IDSs”) (including a partial exercise of the underwriters’ overallotment option on December 21, 2004), at a price to the public of $13.64 per IDS (each IDS consisting of one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and an 11% senior secured note due 2024 in a principal amount of $6.14), and (ii) $20.0 million aggregate principal amount of 11% senior secured notes due 2024 separate and apart from the IDSs (such notes, together with the 11% senior secured notes underlying IDSs, the “11% Senior Secured Notes”).
     In connection with the IPO, (i) Holdings exchanged its capital stock of Coinmach Laundry Corporation, a Delaware corporation (“CLC” or “Laundry Corp.”) and all of its shares of common stock of AWA for 24,980,445 shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), representing all of the Class B Common Stock outstanding, and (ii) CLC, at the time a direct wholly-owned subsidiary of Holdings, became a direct wholly-owned subsidiary of CSC.
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
     The proceeds of the IPO were allocated to the Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values. The price paid for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in a principal amount of an 11% Senior Secured Note underlying the IDS, and the fair value of the separate notes was equivalent to their face value.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Net proceeds from the IPO were approximately $254.7 million after expenses including underwriting discounts and commissions. CSC used a portion of the proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution to CLC aggregating approximately $170.8 million, of which approximately $165.6 million was contributed by CLC to Coinmach. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). The net proceeds were used to (i) redeem a portion of Coinmach’s 9% senior notes due 2010 (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A Preferred Stock (as defined below) (representing all of its then outstanding Class A Preferred Stock) and approximately $7.4 million of CLC’s outstanding Class B Preferred Stock (representing a portion of its then outstanding Class B Preferred Stock).
     As a result of the IPO, the Company incurred approximately $23.3 million in issuance costs, including underwriting discounts and commissions, of which approximately $12.3 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.0 million related to the 11% Senior Secured Notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024. The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005, which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the unamortized deferred financing costs related to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million ($1.5 million was incurred through December 31, 2004) relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses to senior management related to the IDS Transactions aggregating approximately $0.8 million. CSC incurred additional expenses that were classified as transaction costs on the Consolidated Statements of Operations for the three and nine months ended December 31, 2005 of approximately $0.2 million relating to the IDS Transactions.
     The Class A Common Stock Offering
     On February 8, 2006, CSC completed a public offering of 10,706,638 shares of Class A Common Stock at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering were approximately $88.1 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the 11% Senior Secured Notes, all net proceeds from the Class A Offering were loaned to Coinmach in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach distributed the net proceeds from the Class A Offering to CLC who in turn distributed them to the Company.
     The net proceeds, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of the 11% Senior Secured Notes pursuant to the Tender Offer described in Note 5, and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC at a repurchase price of $8.505 per share or approximately $18.7 million, and (iii) for general corporate purposes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Provided CSC is permitted to do so under the terms of its and its subsidiaries’ outstanding indebtedness, we would be able to merge Laundry Corp. and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we complete the Merger Event, CSC would become an operating company as well as the direct borrower under the Amended and Restated Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries.
     Voting Rights of Common Stock
     Pursuant to CSC’s amended and restated certificate of incorporation, (i) on all matters for which a vote of CSC stockholders is required, each holder of shares of Class A Common Stock is entitled to one vote per share and (ii) only Class A common stockholders may vote, as a single class, to amend provisions of the certificate of incorporation relating to any change that materially adversely affects voting and dividend rights or restrictions solely to which shares of Class A Common Stock are entitled or subject and does not materially adversely affect the voting, dividend or redemption rights or restrictions solely to which shares of Class B Common Stock are entitled or subject, and any such amendment will require the affirmative vote of the holders of a majority of such class.
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
     Dividends
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

	December 31,	March 31,
	2005	2005
Laundry equipment	$8,757	$8,882
Machine repair parts	3,597	3,550

	$12,354	$12,432

3. Assets Held for Sale
     During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $350,000, which closed on October 19, 2005 and which resulted in a write down of the related asset value by approximately $190,000. This write down is reflected in Other Items, net on the Statement of Operations for the nine months ended December 2005. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company has ceased all marketing efforts and has decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1,936,000 as of

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
December 31, 2005, which represents their historical cost. The Company believes the fair value of these laundromats exceeds the historical cost.
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

	December 31,	March 31,
	2005	2005
Route	$195,026	$195,026
Rental (AWA)	8,253	6,837
Distribution (Super Laundry)	2,917	2,917

	$206,196	$204,780

     The Company made an acquisition during the three months ended December 31, 2005, in the rental business unit of approximately $2.2 million, of which approximately $1.4 million was recorded as goodwill.
     The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment existed. The annual impairment test for the 2006 fiscal year will be completed by the Company’s fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Amortization expense for contract rights for the remainder of the fiscal year ending March 31, 2006 and each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2006 (remainder of year)	$3.4
2007	13.3
2008	13.0
2009	12.6
2010	12.3
2011	12.0
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
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2005	2005
IDS 11% Senior Secured Notes	$116,117	$116,117
Third party 11% Senior Secured Notes	20,000	20,000
9% Senior Notes due 2010	324,500	324,500
Credit facility indebtedness	230,000	240,507
Obligations under capital leases	7,509	6,630
Other long-term debt with varying terms and maturities	454	637

	698,580	708,391
Less current portion	54,136	17,704

	$644,444	$690,687

11% Senior Secured Notes
     The 11% Senior Secured Notes were issued on November 24, 2004 and December 21, 2004 as part of the IPO. At December 31, 2005, there was approximately $136.1 million aggregate principal

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
amount of 11% Senior Secured Notes outstanding, including $20.0 million aggregate principal amount of 11% Senior Secured Notes initially issued separate and apart from IDSs.
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
     On February 8, 2006, the Company completed an offer (which offer commenced on January 5, 2006 and was amended and supplemented on January 17, 2006) to purchase for cash (the “Tender Offer”) approximately $48.4 million aggregate principal amount of its outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon to, but excluding, the payment date for the 11% Senior Secured Notes. Such consideration consisted of (1) $6.6926 per $6.14 principal amount of 11% Senior Secured Notes and (2) an additional $0.0614 (the “Early Tender Payment”) per $6.14 principal amount of 11% Senior Secured Notes, which was paid only to such notes which were validly tendered (and not withdrawn) on or prior to 9:00 A.M. New York time on January 25, 2006. The total aggregate amount paid by the Company in order to purchase 11% Senior Secured Notes tendered in the Tender Offer was approximately $53.2 million. On February 13, 2006, as a result of the Tender Offer, there was approximately $87.7 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     The Company expects to record a charge to operations of approximately $9.0 million in fiscal quarter ending March 31, 2006, consisting of (i) the premium paid to redeem such 11% Senior Secured Notes, (ii) the Early Tender Payment, (iii) the write-off of a proportionate amount of unamortized deferred financing costs, and (iv) certain direct expenses related to the Tender Offer.
     Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
     The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of the Company’s existing and future assets, including the common stock of AWA, the capital stock of CLC and the Intercompany Note and the related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC. If the Merger Event were completed, the only lien providing security for the 11% Senior Secured Notes would be a second priority perfected lien (subject to an intercreditor agreement (the “Intercreditor Agreement”) that was entered into by the trustee under the indenture governing the 11% Senior Secured Notes with the collateral agent under the Amended and Restated Credit Facility (as defined below)) on the capital stock of CSC’s direct domestic subsidiaries and 65% of each class of capital stock of CSC’s direct foreign subsidiaries, which lien will be contractually subordinated to the liens of the collateral agent under the Amended and Restated Credit Facility pursuant to the Intercreditor Agreement. Consequently, a second priority perfected lien on such capital stock would constitute the only security for the 11% Senior Secured Notes, and the 11% Senior Secured Notes would be effectively subordinated to the obligations outstanding under the Amended and Restated Credit Facility to the extent of the value of such capital stock. If the Merger Event were completed, the subsidiaries of CSC would guarantee the 11% Senior Secured Notes on a senior unsecured basis.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The indenture governing the 11% Senior Secured Notes contains a number of restrictive covenants and agreements applicable to the Company and its restricted subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the Company’s capital stock, the purchase, redemption or other acquisition of any of the Company’s capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; (ix) limitations on exercising Class B Common Stock redemption rights and consummating purchases of Class B Common Stock upon exercise of sales rights by holders; and (x) limitation on consolidations, mergers and sales of substantially all of the Company’s assets.
     At December 31, 2005, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
9% Senior Notes
     On January 25, 2002, Coinmach issued $450 million aggregate principal amount of the 9% Senior Notes. On December 24, 2004, Coinmach used a portion of the proceeds of the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At December 31, 2005 there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.
     On December 30, 2005, Coinmach delivered notice to the holders of the 9% Senior Notes that, pursuant to the indenture governing such notes, it would retire all of the outstanding 9% Senior Notes on February 1, 2006 at a redemption price equal to 104.5% of the principal amount thereof, plus accrued and unpaid interest thereon. On February 1, 2006, Coinmach used the delayed draw term loans available under the term loan portion of the Amended and Restated Credit Facility (as defined below) to retire all of the $324.5 million outstanding aggregate principal amount of 9% Senior Notes, plus pay approximately $14.6 million of related redemption premium. Coinmach used available cash to pay the approximately $14.6 million regularly scheduled semi-annual aggregate interest payment due on such date. As a result, effective February 1, 2006, no 9% Senior Notes were outstanding.
     The retirement of the 9% Senior Notes will result in a charge to operations in the fourth fiscal quarter of approximately $19.1 million consisting of (a) the redemption premium, (b) the write-off of unamortized deferred financing costs, and (c) related fees and expenses.
     At December 31, 2005, Coinmach was in compliance with the covenants under the indenture governing the 9% Senior Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
Amended and Restated Credit Facility
     On January 25, 2002, Coinmach entered into the Senior Secured Credit Facility, which was comprised of: (i) a revolving credit facility with a maximum borrowing limit of $75 million and (ii) $280 million in aggregate principal amount of term loans.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     On December 19, 2005, Coinmach entered into an amendment and restatement of the Senior Secured Credit Facility (such amendment and restatement, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Amended and Restated Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.
     On December 19, 2005, Coinmach borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Senior Secured Credit Facility and pay related expenses (the “Credit Facility Refinancing”). On February 1, 2006, Coinmach used $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and expenses.
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At December 31, 2005, the monthly variable Eurodollar rate was 4.375%.
     As a result of the Credit Facility Refinancing, Coinmach incurred approximately $3.2 in issuance costs related to the Amended and Restated Credit Facility, which was capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012. In addition to the issuance costs, Coinmach incurred certain expenses that were classified as transaction costs on the Consolidated Statement of Operations for the three and nine months ended December 31, 2005 which included (1) the write-off of the unamortized deferred financing costs related to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million and (2) expenses aggregating approximately $0.7 million related to the Senior Secured Credit Facility that was amended.
     The Amended and Restated Credit Facility requires the Company to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by the Company and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by the Company to CSC), (c) 50% of annual excess cash flow of the Company and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility.
     The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach which, if the Merger Event were completed, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach’s capital stock or its subsidiaries’ or the purchase, redemption or other acquisition of any of its or its subsidiaries capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
     If the Merger Event were completed, CSC would replace Coinmach as the borrower under the Amended and Restated Credit Facility. As a result of the Merger Event, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of CSC’s real and personal property and would be guaranteed by each of CSC’s domestic subsidiaries.
     At December 31, 2005, the $230.0 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.81% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at December 31, 2005 were approximately $6.8 million.
     At December 31, 2005, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
Intercompany Loan
     In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan on February 8, 2008, the principal amount of indebtedness represented by the Intercompany Note increased to $172.7 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. As a result of the retirement on February 1, 2006 of all the outstanding 9% Senior Notes, the Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     If the Merger Event were completed, the Intercompany Loan would no longer be outstanding.
     At December 31, 2005, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Interest Rate Swaps
     On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss of approximately $0.2 million in the stockholders’ equity section for the nine months ended December 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the amended and restated credit facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. These two new swap agreements replaced the existing three swap agreements that expired on February 1, 2006. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss of approximately $0.7 million in the stockholders’ equity section for the nine months ended December 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
6. Guarantor Subsidiaries
     CLC has guaranteed the 11% Senior Secured Notes referred to in Note 5 on a full and unconditional basis. The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, are required to guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events. The condensed consolidating balance sheets as of December 31, 2005 and March 31, 2005, the condensed consolidating statement of operations for the three and nine months ended December 31, 2005, and the condensed consolidating statement of cash flows for the nine months ended December 31, 2005 include the condensed consolidating financial information for CSC, CLC and CSC’s other indirect subsidiaries. Prior corresponding periods present the condensed consolidating financial information for CLC and CSC’s other indirect subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
Condensed Consolidating Balance Sheets

	December 31, 2005
			Coinmach
		Coinmach	Corporation	Adjustments
	Coinmach	Laundry	and	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$446	$—	$81,331	$(51)	$81,726
Advance location payments	—	—	67,840	—	67,840
Property, equipment and leasehold improvements, net	—	—	257,793	—	257,793
Intangible assets, net	—	—	506,519	—	506,519
Deferred income taxes	—	6,955	—	(6,955)	—
Intercompany loans and advances	(294)	49,174	—	(48,880)	—
Investment in subsidiaries	(43,120)	81,843	—	(38,723)	—
Investment in preferred stock	180,851	—	—	(180,851)	—
Other assets	94,843	149	8,823	(84,053)	19,762

Total assets	$232,726	$138,121	$922,306	$(359,513)	$933,640

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,570	$—	$80,893	$(2,434)	$83,029
Current portion of long-term debt	—	—	54,136	—	54,136

Total current liabilities	4,570	—	135,029	(2,434)	137,165
Deferred income taxes	654	—	67,425	(6,955)	61,124
Long-term debt, less current portion	136,117	—	508,327	—	644,444
Loan Payable to Parent	—	—	81,670	(81,670)	—
Due to parent/subsidiary	—	—	48,880	(48,880)	—
Preferred stock and dividends payable	—	180,851	—	(180,851)	—
Total stockholders’ equity (deficit)	91,385	(42,730)	80,975	(38,723)	90,907

Total liabilities and stockholders’ equity (deficit)	$232,726	$138,121	$922,306	$(359,513)	$933,640

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2005
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$138,744	$—	$138,744
Costs and expenses	859	106	123,929	—	124,894

Operating (loss) income	(859)	(106)	14,815	—	13,850
Transaction costs	206	—	2,414	—	2,620
Interest expense, net	1,641	—	13,929	—	15,570
Interest expense – preferred stock	(3,663)	3,663	—	—	—

Income (loss) before taxes	957	(3,769)	(1528)	—	(4,340)
Income tax provision (benefit)	431	(1,539)	(566)	—	(1,674)

	526	(2,230)	(962)	—	(2,666)

Equity in loss (income) of subsidiaries	3,191	962	—	(4,153)	—

Net loss	$(2,665)	$(3,192)	$(962)	$4,153	$(2,666)

	Three Months Ended December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$135,627	$—	$135,627
Costs and expenses	111	126	122,072	—	122,309

Operating (loss) income	(111)	(126)	13,555	—	13,318
Transaction costs	—	—	17,135	—	17,135
Interest expense, net	644	—	14,137	—	14,781
Interest expense – preferred stock	—	4,862	—	—	4,862
Interest expense – escrow interest	—	—	941	—	941

Loss before taxes	(755)	(4,988)	(18,658)	—	(24,401)
Income tax benefit	(1,274)	(185)	(6,641)	—	(8,100)

	519	(4,803)	(12,017)	—	(16,301)
Equity in loss of subsidiaries	16,820	12,017	(391)	(28,446)	—

	(16,301)	(16,820)	(11,626)	28,446	(16,301)

Dividend income	—	—	(411)	411	—

Net loss	$(16,301)	$(16,820)	$(11,215)	$28,035	$(16,301)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Nine Months Ended December 31, 2005
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$404,894	$—	$404,894
Costs and expenses	1,764	324	363,722	—	365,810

Operating (loss) income	(1,764)	(324)	41,172	—	39,084
Transaction costs	206	—	2,414	—	2,620
Interest expense, net	4,923	—	41,293	—	46,216
Interest expense – preferred stock	(11,053)	11,053	—	—	—

Income (loss) before taxes	4,160	(11,377)	(2,535)	—	(9,752)
Income tax provision (benefit)	1,739	(4,647)	(915)	—	(3,823)

	2,421	(6,730)	(1,620)	—	(5,929)

Equity in loss (income) of subsidiaries	8,350	1,620	—	(9,970)	—

Net loss	$(5,929)	$(8,350)	$(1,620)	$9,970	$(5,929)

	Nine Months Ended December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$402,076	$—	$402,076
Costs and expenses	111	376	364,851	—	365,338

Operating (loss) income	(111)	(376)	37,225	—	36,738
Transaction costs	—	—	17,135	—	17,135
Interest expense, net	644	—	42,762	—	43,406
Interest expense – preferred stock	—	18,230	—	—	18,230
Interest expense – escrow interest	—	—	941	—	941

Loss before taxes	(755)	(18,606)	(23,613)	—	(42,974)
Income tax benefit	(1,274)	(175)	(8,572)	—	(10,021)

	519	(18,431)	(15,041)	—	(32,953)
Equity in loss of subsidiaries	33,472	15,041	(851)	(47,662)	—

	(32,953)	(33,472)	(14,190)	47,662	(32,953)

Dividend income	—	—	(1,227)	1,227	—

Net loss	$(32,953)	$(33,472)	$(12,963)	$46,435	$(32,953)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended December 31, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$2,421	$(6,730)	$(1,620)	$—	$(5,929)
Noncash adjustments	(11,147)	11,053	81,100	—	81,006
Change in operating assets and liabilities	1,832	(4,623)	12,187	—	9,396

Net cash (used in) provided by operating activities	(6,894)	(300)	91,667	—	84,473

Investing Activities
Capital expenditures	—	—	(53,237)	—	(53,237)
Acquisition of assets	—	—	(3,436)	—	(3,436)
Proceeds from sale of property and equipment	—	—	1,077	—	1,077

Net cash used in investing activities	—	—	(55,596)	—	(55,596)

Financing Activities
Repayment of debt	—	—	(240,507)	—	(240,507)
Other financing items	6,894	300	204,050	—	211,244

Net cash provided by (used in) financing activities	6,894	300	(36,457)	—	(29,263)

Net decrease in cash and cash equivalents	—	—	(386)	—	(386)
Cash and cash equivalents, beginning of period	431	—	56,840	—	57,271

Cash and cash equivalents, end of period	$431	$—	$56,454	$—	$56,885

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Nine Months Ended December 31, 2004
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$519	$(18,431)	$(15,041)	$—	$(32,953)
Noncash adjustments	(1,221)	18,147	89,944	—	106,870
Change in operating assets and liabilities	2,473	(8)	6,733	—	9,198

Net cash provided by (used in) operating activities	1,771	(292)	81,636	—	83,115

Investing Activities
Capital expenditures	—	—	(54,269)	—	(54,269)
Acquisition of assets	—	—	(613)	—	(613)
Proceeds from sale of investment	—	—	277	—	277
Proceeds from sale of property and equipment	—	—	653	—	653

Net cash used in investing activities	—	—	(53,952)	—	(53,952)

Financing Activities
Repayment of debt	—	—	(145,330)	—	(145,330)

Other financing items	(753)	292	59,583	81,670	140,792
Loan from parent	—	—	81,670	(81,670)	—

Net cash (used in) provided by financing activities	(753)	292	(4,077)	—	(4,538)
Net increase in cash and cash equivalents	1,018	—	23,607	—	24,625
Cash and cash equivalents, beginning of period	—	—	31,620	—	31,620

Cash and cash equivalents, end of period	$1,018	$—	$55,227	$—	$56,245

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
7. Segment Information
     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators. The other business operations reported in “All other” include the aggregation of the rental and distribution. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The table below presents information about the Company’s segments (in thousands):

	Three Months ended December 31,		Nine Months ended December 31,
	2005	2004	2005	2004
Revenue:
Route	$122,102	$119,489	$358,618	$353,727
All other:
Rental	9,255	8,617	26,751	25,497
Distribution	7,387	7,521	19,525	22,852

Subtotal	16,642	16,138	46,276	48,349

Total revenue	$138,744	$135,627	$404,894	$402,076

EBITDA (1):
Route	$40,734	$39,459	$118,227	$116,188
All other:
Rental	4,031	3,742	11,243	10,388
Distribution	212	156	625	598

Subtotal	4,243	3,898	11,868	10,986

Other items, net	—	—	(310)	(500)
Transaction costs (2)	(2,620)	(17,135)	(2,620)	(17,135)
Corporate expenses	(3,571)	(2,502)	(9,141)	(7,229)

Total EBITDA	38,786	23,720	118,024	102,310
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,586)	(24,608)	(72,685)	(73,986)
All other	(2,150)	(2,216)	(6,421)	(6,487)
Corporate	(820)	(713)	(2,454)	(2,234)

Total depreciation	(27,556)	(27,537)	(81,560)	(82,707)

Interest expense	(15,570)	(14,781)	(46,216)	(43,406)
Interest expense – preferred stock	—	(4,862)	—	(18,230)
Interest expense – escrow interest	—	(941)	—	(941)

Consolidated loss before income taxes	$(4,340)	$(24,401)	$(9,752)	$(42,974)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	Amounts have not been added back to EBITDA for the three and nine months ended December 31, 2004 relating to (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (ii) the write-off of the unamortized deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses aggregating approximately $1.5 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million. Amounts have not been added back to EBITDA for the three and nine months ended December 31, 2005 relating to (i) the write-off of the unamortized deferred financing costs relating to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million, (ii) expenses aggregating approximately $0.7 million relating to an amendment to the Senior Secured Credit Facility and (iii) additional expenses aggregating approximately $0.2 million relating to the IDS Transactions.
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

	Three Months ended December 31,		Nine Months ended December 31,
	2005	2004	2005	2004
Net loss	$(2.7)	$(16.3)	$(5.9)	$(32.9)
Benefit for income taxes	(1.7)	(8.1)	(3.8)	(10.0)
Interest expense	15.6	14.8	46.2	43.4
Interest expense – preferred stock	—	4.9	—	18.2
Interest expense – escrow interest	—	0.9	—	0.9
Depreciation and amortization	27.6	27.5	81.5	82.7

EBITDA*	$38.8	$23.7	$118.0	$102.3

*	Amounts have not been added back to EBITDA for the three and nine months ended December 31, 2004 relating to (1) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (2) the write-off of the unamortized deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.5 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million. Amounts have not been added back to EBITDA for the three and nine months ended December 31, 2005 relating to (1) the write-off of the unamortized deferred financing costs relating to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million, (2) expenses aggregating approximately $0.7 million relating to an amendment to the Senior Secured Credit Facility and (3) additional expenses aggregating approximately $0.2 million relating to the IDS Transactions.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
8. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2005	March 31, 2005
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$105,375	$108,058
Interest rate swap	—	340
Other	2,058	1,798

	107,433	110,196

Deferred tax assets:
Net operating loss carryforwards	42,591	41,464
Covenant not to compete	978	1,073
Interest rate swap	259	—
Other	2,481	2,113

	46,309	44,650

Net deferred tax liability	$61,124	$65,546

     The net operating loss carryforwards of approximately $102 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.
     The benefit for income taxes consists of (in thousands):

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2005	2004	2005	2004
Federal	$(1,256)	$(6,440)	$(2,868)	$(7,965)
State	(418)	(1,660)	(955)	(2,056)

	$(1,674)	$(8,100)	$(3,823)	$(10,021)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2005	2004	2005	2004
Expected tax benefit	$(1,429)	$(8,644)	$(3,323)	$(15,145)
State tax benefit, net of federal taxes	(272)	(1,078)	(580)	(1,336)
Non deductible interest - Preferred Stock	—	1,702	—	6,381
Permanent book/tax differences	27	(80)	80	79

Tax benefit	$(1,674)	$(8,100)	$(3,823)	$(10,021)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
9. Loss per Common Share
     Basic loss per share for the two classes of common stock is calculated by dividing net loss, adjusted for dividends, by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any potentially dilutive securities outstanding.
     Undistributed loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. In computing the weighted average number of shares of Class B Common Stock outstanding for the three and nine months ended December 31, 2004, the calculation assumes that the Class B Common Stock was outstanding for the entire three and nine months. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(2,666)	$(16,301)	$(5,929)	$(32,953)
Add: Dividends paid on Class A common stock	(3,899)	—	(11,696)	—

Undistributed loss available to Class A and Class B common stock	$(6,565)	$(16,301)	$(17,625)	$(32,953)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(2,829)	$(3,204)	$(7,594)	$(2,485)
Class B Common Stock	(3,736)	(13,097)	(10,031)	(30,468)

Total	$(6,565)	$(16,301)	$(17,625)	$(32,953)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	6,111,111	18,911,532	2,037,037
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Total	43,891,977	31,091,556	43,891,977	27,017,482

Distributed earnings per share:
Class A Common Stock	$0.21	$—	$0.62	$—
Class B Common Stock	$—	$—	$—	$—
Undistributed loss per share:
Class A Common Stock	$(0.15)	$(0.52)	$(0.40)	$(1.22)
Class B Common Stock	$(0.15)	$(0.52)	$(0.40)	$(1.22)
Basic and diluted income (loss) per share:
Class A Common Stock	$0.06	$(0.52)	$0.22	$(1.22)
Class B Common Stock	$(0.15)	$(0.52)	$(0.40)	$(1.22)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Pro-Forma Presentation
     Assuming that the Class A Common Stock and the Class B Common Stock were outstanding at the beginning of each respective three and nine month periods, net loss per share for each class of common stock is presented below (dollars in thousands, except share and per share data):

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(2,666)	$(16,301)	$(5,929)	$(32,953)
Add: Dividends paid on Class A common stock	(3,899)	—	(11,696)	—

Undistributed loss available to Class A and Class B common stock	$(6,565)	$(16,301)	$(17,625)	$(32,953)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(2,829)	$(7,024)	$(7,594)	$(14,198)
Class B Common Stock	(3,736)	(9,277)	(10,031)	(18,755)

Total	$(6,565)	$(16,301)	$(17,625)	$(32,953)

Weighted average common stock outstanding:
Class A Common Stock	18,911,532	18,911,532	18,911,532	18,911,532
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Total	43,891,977	43,891,977	43,891,977	43,891,977

Distributed earnings per share:
Class A Common Stock	$0.21	$—	$0.62	$—
Class B Common Stock	$—	$—	$—	$—
Undistributed loss per share:
Class A Common Stock	$(0.15)	$(0.37)	$(0.40)	$(0.75)
Class B Common Stock	$(0.15)	$(0.37)	$(0.40)	$(0.75)
Basic and diluted income (loss) per share:
Class A Common Stock	$0.06	$(0.37)	$0.22	$(0.75)
Class B Common Stock	$(0.15)	$(0.37)	$(0.40)	$(0.75)
     On November 8, 2005, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which was paid on December 1, 2005 to holders of record as of the close of business on November 25, 2005.
     On February 9, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $5.7 million in the aggregate), which cash dividend is payable on March 1, 2006 to holders of record as of the close of business on February 27, 2006 (including holders of Class A Common Stock sold in the Class A Offering).
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
     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities” (“SFAS No. 150”). This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the three and nine months ended December 31, 2004, the Company had recorded approximately $4.9 million and $18.2 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock was carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date.
     In November 2004 and December 2004, in connection with the IDS Transactions, a portion of the net proceeds from the IPO was used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of the then outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock (representing a portion of the then outstanding Class B Preferred Stock). Any outstanding capital stock of CLC not previously redeemed was exchanged in January 2005 by Holdings with CSC for additional shares of Class B Common Stock. Therefore, all of the outstanding capital stock of CLC, including all of the outstanding Class A Preferred Stock, became held by CSC.
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
     At December 31, 2005, there were 27,004,445 Common Units and 667 Preferred Units outstanding under the Equity Participation Plan of which 26,994,445 Common Units and 667 Preferred Units were vested.
     Previously due installments on the EPP Loans have been forgiven by the Company in the ordinary course on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC has recorded compensation expense of approximately $12,000 and $56,000 for the nine month period ended December 31, 2005 and 2004, respectively.
11. 2004 Long-Term Incentive Plan
     In connection with the IPO, on November 19, 2004, the board of directors of CSC adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of December 31, 2005, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP. At December 31, 2005, CSC had not issued any securities under the 2004 LTIP.
     On January 4, 2006, the compensation committee of the CSC board of directors awarded restricted shares of Class A Common Stock to certain executive officers and resolved to recommend to the board of directors the award of restricted shares of Class A Common Stock to certain board members. On January 26, 2006 the board of directors approved such recommendation. Such awards were granted in aggregate dollar amounts, with the actual number of shares to be issued to be determined by dividing the price to the public of the shares of Class A Common Stock issued in the Class A Offering by such dollar amounts, which are described below.
     The restricted stock awards were as follows: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 22,222 shares) were designated for an employee pool, to be awarded to employees other than executive officers at the discretion of the Company’'s chief executive officer.
     The restricted stock awards to the independent directors will be fully vested on the date of grant, and those to the director and the executive officers will vest 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the restricted stock grants to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights.
     Based on the public offering price of $9.00 per share in the Class A Offering, the Company plans to issue 67,223 restricted shares of Class A Common Stock pursuant to such restricted stock awards (including an additional 22,222 under the employee pool). The fair value of the restricted stock issued will be recorded as compensation expense over the vesting period of such stock.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the caption “Business — Risk Factors.” Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “—Special Note Concerning Forward Looking Statements” below.
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
     Laundry operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining our retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of our rental business.
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
     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at December 31, 2005 was approximately $4.4 million.
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
     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at December 31, 2005 was approximately $195.0 million, $8.3 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2005 was performed and it was determined that no impairment existed. The annual impairment test for the 2006 fiscal year will be completed by March 31, 2006, our fiscal year end.

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
     We assess the recoverability of location contract rights and long-lived assets on a region-by-region basis. We evaluate the financial performance/cash flows for each region. This evaluation includes analytically comparing the financial results/cash flows and certain statistical performance measures for each region to prior period/year actual and budgeted amounts. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases and the regions general economic conditions. In addition, each year we lose a certain amount of our existing machine base, which essentially equates to loss of contract rights. Such loss has historically averaged approximately 3% annually. The accelerated amortization of contract rights is designed to capture and expense this shrinking machine base. An increase in the historical loss rate would also be a strong indicator of possible impairment of location contract rights and long-lived assets. If based on our initial evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, we reevaluate the carrying value of contract rights and long-lived assets based on future undiscounted cash flows attributed to that region and record an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, we believe that there have not been any indicators of impairment of location contract rights or long-lived assets.

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
     A portion of the aggregate IDSs outstanding represents 11% Senior Secured Notes recorded as long-term debt. We have concluded that it is appropriate to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes. There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the 11% Senior Secured Notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes. If the 11% Senior Secured Notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $14.2 million, through December 31, 2005, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We do not currently intend to record a liability for a potential disallowance of this interest expense deduction.
     Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values. The initial public offering price for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in principal amount of an 11% Senior Secured Note underlying an IDS, and the fair value of the separate 11% Senior Secured Notes was equivalent to their face value.
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
     The entire proceeds of the IPO were allocated to the Class A Common Stock and the 11% Senior Secured Notes underlying IDSs and the separate 11% Senior Secured Notes, and the allocation of the IDS portion of the proceeds to the Class A Common Stock and the 11% Senior Secured Notes did not result in a substantial premium or discount. Upon subsequent issuances of 11% Senior Secured Notes or IDSs, we will evaluate whether there is a substantial discount or premium. We expect that if there is a substantial discount or premium upon a subsequent issuance of notes, certain redemption features of the 11% Senior Secured Notes may be considered not clearly and closely related, and we would separately account for these features as embedded derivates. If the embedded derivates are required to be bifurcated, we will (a) value the derivative, (b) record such value as a reduction of the 11% Senior Secured Notes (discount) with a corresponding derivative liability, (c) accrete the discount on the 11% Senior Secured Notes up to their par value using the effective interest method with a corresponding charge to interest expense, and (d) revalue the derivative liability quarterly with the difference (increase or decrease) recorded to interest expense.
     The Class A Common Stock portion of each IDS issued in the IPO and the Class B Common Stock are included in stockholders’ equity, net of related transaction costs, and dividends paid on the Class A Common Stock and the Class B Common Stock are recorded as a decrease to stockholders’ equity when declared. The 11% Senior Secured Notes portion of each IDS and the separate 11% Senior Secured Notes are presented as long-term obligations, and the related transaction costs were capitalized as deferred financing fees and amortized to interest expense over the term of these notes. Interest on these notes is charged to interest expense as it is accrued.
Results of Operations
     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.
Comparison of the three- and nine-month periods ended December 31, 2005 and December 31, 2004.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three Months ended December 31,			Nine Months ended December 31,
	2005	2004	Change	2005	2004	Change
Route	$122.1	$119.5	$2.6	$358.6	$353.7	$4.9
Rental	9.2	8.6	0.6	26.8	25.5	1.3
Distribution	7.4	7.5	(0.1)	19.5	22.9	(3.4)

	$138.7	$135.6	$3.1	$404.9	$402.1	$2.8

     Revenue increased by approximately $3.1 million, or 2% for the three-month period ended December 31, 2005, as compared to the prior year’s corresponding period. Revenue increased by approximately $2.8 million, or less then 1% for the nine-month period ended December 31, 2005, as compared to the prior year’s corresponding period.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Route revenue for the three months ended December 31, 2005 increased by approximately $2.6 million, or 2% as compared to the prior year’s corresponding period. Route revenue for the nine months ended December 31, 2005 increased by approximately $4.9 million, or 1%, as compared to the prior year’s corresponding period. We believe that the increase was primarily due to the result of an increase in third party service income and price increases.
     Rental revenue for the three months ended December 31, 2005 increased by approximately $0.6 million, or 7%, as compared to the prior year’s corresponding period. Rental revenue for the nine months ended December 31, 2005 increased by approximately $1.3 million, or 5%, as compared to the prior year’s corresponding period. This increase was primarily the result of the continuing internal growth of the machine base in existing areas of operations during the current year.
     Distribution revenue for the three months ended December 31, 2005 decreased by approximately $0.1 million, or 1%, as compared to the prior year’s corresponding period. Distribution revenue for the nine months ended December 31, 2005 decreased by approximately $3.4 million, or 15%, as compared to the prior year’s corresponding period. The decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $1.5 million, or 2%, for the three-month period ended December 31, 2005, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, decreased slightly for the nine-month period ended December 31, 2005, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were 68% for both the three- and nine-month periods ended December 31, 2005 and December 31, 2004.
     The increase in laundry operating expenses for the three-month period was due primarily to an increase in fuel charges of approximately $0.5 million, primarily due to an overall increase in fuel prices, an increase in utilities of approximately $0.5 million, and an increase in commissions of $0.4 million due to an increase in route revenue and other miscellaneous operating costs and expenses that are not material individually or in the aggregate.
     The decrease in laundry operating expenses for the nine-month period was due primarily to a decrease in cost of sales of approximately $2.9 million due to decreased sales in the distribution business, offset primarily by an increase in commissions of approximately $1.2 million due to an increase in route revenue, fuel costs of approximately $1.1 million primarily due to overall increases in fuel prices and an increase in utilities of approximately $0.5 million, as well as other miscellaneous operating costs and expenses that are not material individually or in the aggregate.
     General and administrative expenses increased by approximately $1.1 million for the three-month period ended December 31, 2005, as compared to the prior year’s corresponding period. General and administrative expenses increased by approximately $1.9 million for the nine-month period ended December 31, 2005, as compared to the prior year’s corresponding period. The increase in general and administrative expenses was primarily due to incremental public company administrative fees and expenses including but not limited to incremental director and officer liability insurance, additional directors’ fees, investor and public relations expenses, and other miscellaneous costs and additional expenses associated with being a public company, including some non-recurring costs associated with the initial implementation of Sarbanes Oxley 404 compliance. As a percentage of revenues, general and administrative expenses were approximately 2.6% for the three-month period ended December 31, 2005, as compared to approximately 1.8% for the three-month period ended December 31, 2004. As a

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
percentage of revenues, general and administrative expenses were approximately 2.3% for the nine-month period ended December 31, 2005, as compared to approximately 1.8% for the nine-month period ended December 31, 2004.
     Depreciation and amortization expense remained unchanged for the three-month period ended December 31, 2005, as compared to the prior year’s corresponding period. Depreciation and amortization expense decreased by approximately $0.2 million, or less than 1%, for the nine-month period ended December 31, 2005, as compared to the prior year’s corresponding period.
     Amortization of advance location payments increased by approximately $0.1 million, or 2%, for the three-month period ended December 31, 2005, as compared to the prior year’s corresponding period. Amortization of advance location payments decreased by approximately $0.6 million, or 4%, for the nine-month period ended December 31, 2005, as compared to the prior year’s corresponding period. The decrease for the nine-month period was primarily due to the reduction in the amount of advance location payments made in the prior periods.
     Amortization of intangibles decreased by approximately $0.1 million, or 2%, for the three-month period ended December 31, 2005, as compared to the prior year’s corresponding period. Amortization of intangibles decreased by approximately $0.4 million, or 3%, for the nine-month period ended December 31, 2005, as compared to the prior year’s corresponding period. The decrease was primarily the result of amortization expense being recorded on an accelerated basis.
     Other items for the nine-month period ended December 31, 2005 of approximately $0.3 million was primarily due to a write down of the asset value by approximately $0.2 million, relating to the sale of one of the laundromats in October 2005.
     Operating income margins were approximately 10.0% for the three-month period ended December 31, 2005, as compared to approximately 9.8% for the prior year’s corresponding period. Operating income margins were approximately 9.7% for the nine-month period ended December 31, 2005, as compared to approximately 9.1% for the prior year’s corresponding period. The increase in operating income margin was primarily due an increase in revenue offset by an increase in general and administrative expenses.
     Interest expense increased by approximately $0.8 million, or 5%, for the three-month period ended December 31, 2005 as compared to the prior year’s corresponding period. Interest expense increased by approximately $2.8 million, or 6%, for the nine-month period ended December 31, 2005 as compared to the prior year’s corresponding period. As part of the IDS Transactions, we redeemed $125.5 million aggregate principal amount of Coinmach’s 9% senior notes due 2010 (the “9% Senior Notes”) and approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility, dated January 25, 2002 (the “Senior Secured Credit Facility”). In the IPO, we issued approximately $116.1 million of 11% Senior Secured Notes underlying IDSs and $20.0 million of additional 11% Senior Secured Notes separate and apart from IDSs. In addition, there has been an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates. This was offset by a decrease in interest expense resulting from the interest rate swap agreements totaling $150 million entered into by Coinmach in September 2002 that are at a slightly lower fixed interest rate as compared to the variable interest rates.
     Interest expense — non cash preferred stock dividends were approximately $4.8 million for the three-months ended December 31, 2004 and approximately $18.2 million for the nine-months ended December 31, 2004. A portion of the net proceeds from the IPO was used to redeem approximately

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
     Interest expense — escrow of approximately $0.9 million for the three-months and nine-months ended December 31, 2004 relates to the interest portion of the 9% Senior Notes that were redeemed on December 24, 2004. A portion of the net proceeds from the IPO was used to redeem 9% Senior Notes in an aggregate principal amount of $125.5 million.
     Transaction costs of approximately $2.6 million for both the three-month and nine-month period ended December 31, 2005 were primarily due to (1) the write-off of the unamortized deferred financing costs relating to the Senior Secured Credit Facility term loans that were repaid, aggregating approximately $1.7 million, (2) expenses aggregating approximately $0.7 million relating to an amendment and restatement of the Senior Secured Credit Facility and (3) additional IDS Transaction costs of approximately $0.2 million. Transaction costs of approximately $17.1 million for both the three-month and nine-month period ended December 31, 2004 were primarily due to (1) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (2) the write-off of the unamortized deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.5 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.
     The benefit for income taxes for the three-month period ended December 31, 2005 was approximately $1.7 million as compared to a benefit for income taxes of approximately $8.1 million for the prior year’s corresponding period. The benefit for income taxes for the nine-month period ended December 31, 2005 was approximately $3.8 million as compared to a benefit for income taxes of approximately $10.0 million for the prior year’s corresponding period. The changes for the three and nine-month period is primarily due to a decrease in operating loss. The effective tax rate for the nine-month period ended December 31, 2005 was approximately 39% as compared to 23% for the prior year’s corresponding period. The increase in the tax benefit for the nine-month period ended December 31, 2005 is primarily due to the non cash interest expense on the preferred stock recorded in the prior year that did not occur in the current year.
     Net loss was approximately $5.9 million for the nine-month period ended December 31, 2005, as compared to net loss of approximately $33.0 million for the prior year’s corresponding period. The decrease in net loss was primarily due to (i) transaction costs incurred for the nine-months ended December 31, 2004 of $17.1 million, as compared to $2.6 million for the nine-months ended December 31, 2005 and (ii) interest expense — non cash preferred stock dividends incurred for the nine-month period ended December 31, 2004 which were not applicable in the nine-month period ended December 31, 2005, as the preferred stock was either repaid or converted into equity in connection with the IDS Transactions. Such net losses are attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three Months ended December 31,			Nine Months ended December 31,
	2005	2004	Change	2005	2004	Change
Route	$40.7	$39.5	$1.2	$118.2	$116.2	$2.0
Rental	4.0	3.7	0.3	11.2	10.4	0.8
Distribution	0.2	0.1	0.1	0.6	0.6	—
Other items, net	—	—	—	(0.3)	(0.5)	0.2
Corporate expenses	(3.5)	(2.5)	(1.0)	(9.1)	(7.3)	(1.8)
Transaction costs (1)	(2.6)	(17.1)	14.5	(2.6)	(17.1)	14.5

Total EBITDA	$38.8	$23.7	$15.1	$118.0	$102.3	$15.7

(1)	Amounts have not been added back to EBITDA for the three and nine months ended December 31, 2004 relating to (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (ii) the write-off of the unamortized deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses aggregating approximately $1.5 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million. Amounts have not been added back to EBITDA for the three and nine months ended December 31, 2005 relating to (i) the write-off of the unamortized deferred financing costs relating to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million, (ii) expenses aggregating approximately $0.7 million relating to an amendment to the Senior Secured Credit Facility and (iii) additional expenses aggregating approximately $0.2 million relating to the IDS Transactions.
     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 7 to the Condensed Consolidated Financial Statements for a reconciliation of net loss to EBITDA for the periods indicated in the table immediately above.
     EBITDA was approximately $38.8 million for the three months ended December 31, 2005, as compared to approximately $23.7 million for the three months ended December 31, 2004. EBITDA margin was approximately 28.0% for the three months ended December 31, 2005, as compared to 17.5% for the prior year’s corresponding period. EBITDA was approximately $118.0 million for the nine months ended December 31, 2005, as compared to approximately $102.3 million for the nine months ended December 31, 2004. EBITDA margin was approximately 29.1% for the nine months ended December 31, 2005, as compared to 25.4% for the prior year’s corresponding period. The increase in EBITDA and EBITDA margin is primarily attributable to a decrease in transaction costs of $14.5 million, and an increase in revenue in the route and rental businesses and a decrease in laundry operating expenses revenue slightly offset by an increase in general and administrative expenses.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
     We are a holding company with no material assets other than the capital stock of our subsidiaries, the Intercompany Note and the guaranty of the Intercompany Note by certain subsidiaries of Coinmach. Our operating income is generated by our subsidiaries. The Intercompany Note and related guarantees are described below under “—Financing Activities— The Intercompany Loan.” Our liquidity requirements, on a consolidated basis, primarily consist of (i) interest payments on our 11% Senior Secured Notes, (ii) interest and regularly scheduled amortization payments with respect to borrowings under the Amended and Restated Credit Facility, (iii) dividend payments, if any, on our common stock and (iv) and capital expenditures and other working capital requirements.
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the Intercompany Note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Amended and Restated Credit Facility. As of December 31, 2005, we had cash and cash equivalents of approximately $56.9 million and available borrowings under the revolver portion of the Amended and Restated Credit Facility of approximately $68.2 million.
     Our stockholders’ equity was approximately $90.9 million as of December 31, 2005.
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
Dividend Policy
     Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed our available cash to them instead of retaining it in our business. Pursuant to this policy, we expect that cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would generally be available for distribution as regular cash dividends.
     However, there can be no assurance that we will continue to pay dividends at the levels set forth in our dividend policy, or at all. Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to declare, dividends. Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments. If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy, we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing the 11% Senior Secured Notes and the Amended and Restated Credit Facility, fund a portion of our dividends with borrowings or from other sources.
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
     On November 8, 2005, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $3.9 million in the aggregate), which was paid on December 1, 2005 to holders of record as of the close of business on November 25, 2005.
     On February 9, 2006, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $5.7 million in the aggregate), which cash dividend is payable on March 1, 2006 to holders of record as of the close of business on February 27, 2006 (including holders of Class A Common Stock sold in the Class A Offering).
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
     Net proceeds from the IPO were approximately $254.7 million, after expenses including underwriting discounts and commissions. The net proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock.
     11% Senior Secured Notes
     The 11% Senior Secured Notes were issued on November 24, 2004 and December 21, 2004. At December 31, 2005, there was approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes outstanding, including $20.0 million aggregate principal amount of 11% Senior Secured Notes initially issued separate and apart from IDSs. The 11% Senior Secured Notes, which are scheduled to mature on December 1, 2024, are our senior secured obligations and are redeemable, at our option, in whole or in part, at any time or from time to time, upon not less than 30 nor more than 60 days’ notice (i) prior to December 1, 2009, upon payment of a make-whole premium and (ii) on or after December 1, 2009, at the redemption prices set forth in the indenture governing the 11% Senior Secured Notes plus accrued and unpaid interest thereon.
     On February 8, 2006, we completed the purchase of $48.4 million aggregate principal amount of 11% Senior Secured Notes pursuant to the Tender Offer. On February 13, 2006, as a result of the Tender Offer, there was approximately $87.7 million aggregate principal amount of 11% Senior Secured Notes outstanding. See “—Operating and Investing Activities—The Tender Offer.”

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
     The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC and the Intercompany Note and the related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC. If the Merger Event were completed, the only lien providing security for the 11% Senior Secured Notes would be a second priority perfected lien (subject to the Intercreditor Agreement that was entered into by the trustee under the indenture governing the 11% Senior Secured Notes with the collateral agent under the Amended and Restated Credit Facility) on the capital stock CSC’s direct domestic subsidiaries and 65% of each class of capital stock of CSC’s direct foreign subsidiaries, which lien will be contractually subordinated to the liens of the collateral agent under the Amended and Restated Credit Facility pursuant to the Intercreditor Agreement. Consequently, a second priority perfected lien on such capital stock would constitute the only security for the 11% Senior Secured Notes, and the 11% Senior Secured Notes would be effectively subordinated to the obligations outstanding under the Amended and Restated Credit Facility to the extent of the value of such capital stock. If the Merger Event were completed, the subsidiaries of CSC would guarantee the 11% Senior Secured Notes on a senior unsecured basis.
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
     At December 31, 2005, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
     Amended and Restated Credit Facility
     On December 19, 2005, Coinmach entered into the Amended and Restated Credit Facility, which is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010.
     On December 19, 2005, Coinmach borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Senior Secured Credit Facility and pay related expenses. On February 1, 2006, Coinmach used approximately $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and any expenses.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At December 31, 2005, the monthly variable Eurodollar rate was 4.375%.
     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility.
     The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach which, if the Merger Event were completed, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach’s capital stock or its subsidiaries or the purchase, redemption or other acquisition of any of its or its subsidiaries’ capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
     The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder. If the Merger Event were completed, we would become the direct borrower under the Amended and Restated Credit Facility and sole owner of the capital stock of Coinmach’s subsidiaries. As a result of the Merger Event, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of our real and personal property and would be guaranteed by each of our domestic subsidiaries.
     Under the Amended and Restated Credit Facility, the Merger Event is permitted at any time, provided that either (i) after giving effect to the merger event, we had a ratio of consolidated indebtedness less cash and cash equivalents to consolidated EBITDA of no more than 3.9 to 1.0, or (ii) our total consolidated indebtedness at the time of the merger event is at least $50.0 million less than our total consolidated indebtedness on the date the Amended and Restated Credit agreement was entered into, after giving effect to the refinancing of approximately $229.3 million of term debt under the Senior Secured Credit Facility (which for such purpose reductions in outstanding revolver loans are disregarded unless accompanied by corresponding permanent commitment reductions).
     At December 31, 2005, the $230.0 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.81% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at December 31, 2005 were approximately $6.8 million.
     At December 31, 2005, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     On September 23, 2002, Coinmach entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of the floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss of approximately $0.2 million in the stockholders’ equity section for the nine months ended December 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. These two new swap agreements replaced the existing three swap agreements that expired on February 1, 2006. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss of approximately $0.7 million in the stockholders’ equity section for the nine months ended December 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
     9% Senior Notes
     On January 25, 2002, Coinmach issued $450 million aggregate principal amount of the 9% Senior Notes. On December 24, 2004, Coinmach used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At December 31, 2005, there was $324.5 million aggregate principal amount of the 9% Senior Notes outstanding.
     On December 30, 2005, Coinmach delivered notice to the holders of the 9% Senior Notes that, pursuant to the indenture governing such notes, it would retire all of the outstanding 9% Senior Notes on February 1, 2006 at a redemption price equal to 104.5% of the principal amount thereof, plus accrued and

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
unpaid interest thereon. On February 1, 2006, Coinmach used the delayed draw term loans available under the term loan portion of the Amended and Restated Credit Facility (as defined below) to retire all of the $324.5 million outstanding aggregate principal amount of 9% Senior Notes, plus pay approximately $14.6 million of related redemption premium. Coinmach used available cash to pay the approximately $14.6 million regularly scheduled semi-annual aggregate interest payment due on such date. As a result, effective February 1, 2006, no 9% Senior Notes were outstanding.
     At December 31, 2005, Coinmach was in compliance with all covenants under the indenture governing the 9% Senior Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
     The Intercompany Loan
     Pursuant to the IDS Transactions, we made the Intercompany Loan in a principal amount of approximately $81.7 million to Coinmach, which loan is represented by the Intercompany Note. The Intercompany Loan is eliminated in consolidation.
     As a result of the Additional Intercompany Loan on February 8, 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $172.7 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. As a result of the retirement on February 1, 2006 of all the outstanding 9% Senior Notes, the Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     If the Merger Event were completed, the Intercompany Loan would no longer be outstanding.
     At December 31, 2005, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
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
     Capital Expenditures
     Capital expenditures excluding payments for capital business acquisitions (net of proceeds from the sale of equipment) for the three-month period ended December 31, 2005 were approximately $15.6 million. Capital expenditures excluding payments for capital business acquisitions (net of proceeds from the sale of equipment) for the nine-month period ended December 31, 2005 were approximately $52.2 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the nine-month period ended December 31, 2005 included approximately $4.5 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three Months ended December 31,			Nine Months ended December 31,
	2005	2004	Change	2005	2004	Change
Route	$13.1	$16.1	$(3.0)	$43.4	$48.6	$(5.2)
Rental	0.8	0.4	0.4	4.4	2.9	1.5
Distribution	0.1	0.1	—	0.2	0.3	(0.1)
Corporate	1.6	0.1	1.5	4.2	1.5	2.7

	$15.6	$16.7	$1.1	$52.2	$53.3	$(1.1)

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
     The Tender Offer
     On February 8, 2006, we completed the Tender Offer, purchasing approximately $48.4 million aggregate principal amount of our outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon to, but excluding, the payment date for the 11% Senior Secured Notes. Such consideration consisted of (1) $6.6926 per $6.14 principal amount of the 11% Senior Secured Notes and (2) the Early Tender Payment for 11% Senior Secured Notes validly tendered (and not withdrawn) on or prior to 9:00 A.M. New York time on January 25, 2006. The total aggregate amount paid by us in order to purchase the 11% Senior Secured Notes tendered in the Tender Offer was $53.2 million. On February 13, 2006, as a result of the Tender Offer, there was approximately $87.7 million aggregate principal amount of 11% Senior Secured Notes outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of December 31, 2005:

	Payments Due in Fiscal Year
	Total	2006	2007	2008	2009	2010	After
Long-Term Debt Obligations (1)	$706.6	$49.1	$2.5	$2.3	$5.7	$5.8	$641.2
Interest on Long-Term Debt (2)	458.1	11.1	49.9	49.8	49.6	49.3	248.4
Capital Lease Obligations (3)	8.7	1.2	3.5	2.4	1.4	0.2	—
Operating Lease Obligations	25.9	2.2	7.3	5.3	4.2	3.5	3.4

	$1,199.3	$63.6	$63.2	$59.8	$60.9	$58.8	$893.0

(1)	On December 19, 2005, Coinmach entered into the Amended and Restated Credit Facility, which is comprised of a $570.0 million term loan facility of which Coinmach borrowed an additional $340.0 million on February 1, 2006, to retire all of its $324.5 million aggregate principle amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to repay related fees and expenses. Coinmach used $230.0 million of borrowings to refinance approximately $229.3 million of term debt under the Senior Secured Credit Facility. The $324.5 million aggregate principal amount outstanding of the 9% Senior Notes has been replaced by the additional $340.0 million borrowed under the Amended and Restated Credit Facility in the table above.

(2)	As of December 31, 2005, $230.0 million of our long-term debt outstanding under our Amended and Restated Credit Facility term loans was subject to variable rates of interest. In addition, the $340.0 million borrowed on February 1, 2006 under our Amended and Restated Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 6.875% based on the Eurodollar rate in effect at December 31, 2005. In addition, at December 31, 2005, approximately $136.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In addition, in connection with the Amended and Restated Credit Facility, Coinmach is a party to three separate interest rate swap agreements totaling $150.0 million which expired on February 1, 2006. Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Amended and Restated Credit Facility to a fixed interest rate of 5.66% and expired February 1, 2006. As of February 1, 2006, Coinmach became a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed interest rate of 7.40%, thereby reducing the impact of interest rate changes on future interest expense. These two new swap agreements replaced the existing three swap agreements that expired on February 1, 2006.

(3)	Includes both principal and interest.
Future Capital Needs and Resources
     Our near-term cash requirements are primarily related to payment of interest on our existing consolidated indebtedness, capital expenditures, working capital and, if and when declared by our board of directors, dividend payments on our common stock. Substantially all of our consolidated long-term debt is scheduled to mature on or after December 19, 2012 the date on which the remaining balances under the Amended and Restated Credit Facility’s term loans become due. However, our consolidated level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     We continuously evaluate our capital structure objectives and the most efficient uses of our capital, including investment in our lines of business, potential acquisitions, and purchasing, refinancing, exchanging or retiring certain of our and our subsidiaries’ outstanding debt securities and other instruments in privately negotiated or open market transactions or by other means, to the extent permitted by our existing covenant restrictions. To pursue such transactions we may use external financings, cash flow from operations, or any combination thereof, which in turn will depend on our consolidated cash needs, liquidity, leverage and prevailing economic and financial market conditions. However, should we determine to pursue any one or more of such transactions, there can be no assurance that any such transaction would not adversely affect our liquidity or our ability to satisfy our capital requirements in the near term.
     The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditures requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments on our consolidated indebtedness, existing contractual obligations, our anticipated dividend payments on our capital stock and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Amended and Restated Credit Facility, will be sufficient to fund our operating needs, to service our outstanding consolidated indebtedness, and to pay dividends anticipated to be declared by our board of directors.
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
     Any disallowance of our ability to deduct interest expense could adversely affect our ability to make interest payments on the 11% Senior Secured Notes and dividend payments on the shares of Class A Common Stock represented by the IDSs as well as dividend payments on the Class B Common Stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest and dividend payments, and existing contractual obligations, we estimate that over the next twelve months cash flow from operations, along with the available cash and cash equivalents and borrowing capacity under the Amended and Restated Credit Facility, will be sufficient to fund our operating needs and to service our indebtedness even if the interest expense deduction is not allowed.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Pursuant to recently enacted federal law, commercial clothes washers manufactured after January 1, 2007 will be subject to certain federal energy and water efficiency standards. Implementing machines compliant with such law could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such standards.
     We continuously monitor our debt position and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either: (i) reduce capital expenditures, (ii) supplement cash flow from operations with borrowings under the Amended and Restated Credit Facility, or (iii) evaluate other cost-effective funding alternatives. We expect that substantially all of the cash generated by our business in excess of operating needs, debt service obligations and reserves will be distributed to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. In addition, we may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to reduce or eliminate dividends to the extent previously paid or obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, may not have commercially reasonable terms.
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
     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:
•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions Coinmach may make to us should we elect to pay cash dividends on our common stock;

•	assuming the underwriters’ overallotment option in connection with the Class A Offering is exercised, our ability to repurchase shares of Class B Common Stock in compliance with the indenture governing the 11% Senior Secured Notes;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our other public filings with the SEC.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of December 31, 2005, we had approximately $80.0 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.6 million, assuming the total amount of variable interest rate debt outstanding was $80.0 million, the balance as of December 31, 2005.
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
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. These two new swap agreements replaced the existing three swap agreements that expired on February 1, 2006. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.
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
ITEM 1A. Risk Factors
     Certain amendments to the risk factors included in the section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “2005 10-K”) entitled “Item 1.—Business—Risk Factors” are set forth below:
     Due to recently enacted federal legislation, the risk factor in the 2005 10-K captioned “Current Arizona, California, Connecticut, New Jersey and Maryland state law and proposed legislation in other states imposing heightened energy and water efficiency standards on commercial clothes washers could require a significant increase in our capital expenditures” is replaced with the following risk factor:
Recently enacted federal legislation concerning energy and water efficiency standards on commercial clothes washers could require a significant increase in our capital expenditures and consequently reduce our profit margins.
Pursuant to recent amendments to the Energy Policy and Conservation Act, commercial clothes washers manufactured after January 1, 2007 will be subject to certain federal energy and water efficiency standards. We have been informed by certain manufacturers that washers not compliant with such standards may be able to be modified without a material increase in cost in order to meet such standards.
However, if manufacturers are unable to make such modifications without material cost increases or at all, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such standards. If we are unable to mitigate such increased capital through price increases, we may be unable to recover such costs and our cash flows from operations would be materially adversely affected.
     Due to the completion of the Class A Offering, the risk factor in the 2005 10-K captioned “The separation of IDSs into shares of Class A Common Stock and 11% Senior Secured Notes may diminish the value of an investment in IDSs” is replaced with the following risk factor:
The separate public trading markets for IDSs and shares of Class A Common Stock, and the ability to separate and create IDSs, may diminish the value of your investment in IDSs or separately held shares of Class A Common Stock, as the case may be.
Our IDSs and shares of Class A Common Stock not held in the form of IDSs are separately listed for trading on the American Stock Exchange. An IDS holder may separate its IDSs into shares of Class A common stock and 11% Senior Secured at any time. In addition, upon the occurrence of certain events IDSs will automatically and, in some cases, permanently, separate. Conversely, subject to limitations, a holder of separate shares of Class A Common Stock and 11% Senior

COINMACH SERVICE CORP. AND SUBSIDIARIES
Secured Notes can combine such securities to form IDSs. Separation and creation of IDSs will automatically result in increases and decreases, respectively, in the number of IDSs and shares of Class A Common Stock not in the form of IDSs.
We cannot predict what effect separate trading markets in IDSs and separately held shares of Class A Common Stock, or fluctuations in the number of such securities outstanding, will have on the value of such securities. If the value of separately held shares of Class A Common Stock is deemed to be less than the value of the same security underlying an IDS, creation of IDSs by combining such separate shares with any then available 11% Senior Secured Notes may become more attractive. Conversely, if the value of an IDS is deemed to be less than the value of its components, separation of IDSs may become more attractive.
Any reduction in the number of either IDSs or separately held shares of Class A Common Stock would decrease the liquidity for the remaining outstanding IDSs or shares of Class A Common Stock (as the case may be), which could further diminish the value of such securities. Furthermore, if the number of either of such securities outstanding falls below the minimum required for listing on the American Stock Exchange, such securities may be delisted from such exchange.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits

Exhibit
Number	Description
10.1	Amended and Restated Credit Agreement dated December 19, 2005, by and among Laundry Corp., Coinmach Corp., the Subsidiary Guarantors party thereto, the banks and other lending institutions party thereto, DB Trust, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., First Union Securities Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.45 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.2	Amendment Agreement dated December 19, 2005, by and among Laundry Corp., Coinmach Corp., the Subsidiary Guarantors party thereto, the banks and other lending institutions party thereto, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc.,

COINMACH SERVICE CORP. AND SUBSIDIARIES

Exhibit
Number	Description
JPMorgan Chase Bank, N.A., and DB Trust (incorporated by reference from exhibit number 10.46 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.3	Amendment No. 1 to Intercreditor Agreement, dated December 19, 2005, by and between Laundry Corp., Coinmach Corp., the Subsidiary Guarantors party thereto, DB Trust and The Bank of New York (incorporated by reference from exhibit number 10.47 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.4	Amendment No 1. to Collateral Assignment of Leases, dated December 19, 2005, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.48 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.5	Amendment No. 1 to Collateral Assignment of Location leases, dated December 19, 2005, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.49 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.6	Amendment No. 1 to Credit Party Pledge Agreement, dated December 19, 2005, made by Coinmach Corp. and each of the Subsidiary Guarantors party thereto, to DB Trust (incorporated by reference from exhibit number 10.50 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.7	Amendment No 2. to Holdings Pledge Agreement, dated December 19, 2005, made by Laundry Corp. to DB Trust (incorporated by reference from exhibit number 10.51 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

COINMACH SERVICE CORP. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH SERVICE CORP.
Date: February 14, 2006	/s/ Robert M. Doyle
Robert M. Doyle
Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)

COINMACH SERVICE CORP. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Amended and Restated Credit Agreement dated December 19, 2005, by and among Laundry Corp., Coinmach Corp., the Subsidiary Guarantors party thereto, the banks and other lending institutions party thereto, DB Trust, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., First Union Securities Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.45 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.2	Amendment Agreement dated December 19, 2005, by and among Laundry Corp., Coinmach Corp., the Subsidiary Guarantors party thereto, the banks and other lending institutions party thereto, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., and DB Trust (incorporated by reference from exhibit number 10.46 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.3	Amendment No. 1 to Intercreditor Agreement, dated December 19, 2005, by and between Laundry Corp., Coinmach Corp., the Subsidiary Guarantors party thereto, DB Trust and The Bank of New York (incorporated by reference from exhibit number 10.47 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.4	Amendment No 1. to Collateral Assignment of Leases, dated December 19, 2005, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.48 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.5	Amendment No. 1 to Collateral Assignment of Location leases, dated December 19, 2005, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.49 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.6	Amendment No. 1 to Credit Party Pledge Agreement, dated December 19, 2005, made by Coinmach Corp. and each of the Subsidiary Guarantors party thereto, to DB Trust (incorporated by reference from exhibit number 10.50 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.7	Amendment No 2. to Holdings Pledge Agreement, dated December 19, 2005, made by Laundry Corp. to DB Trust (incorporated by reference from exhibit number 10.51 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

COINMACH SERVICE CORP. AND SUBSIDIARIES

Exhibit
Number	Description
32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002