Form 10-K
period 2006-03-31
COINMACH SERVICE CORP
filed 2006-06-14
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32359

Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-0809839
(State of incorporation)	(I.R.S. Employer Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York (Address of principal executive offices)	11803 (Zip Code)

Registrant’s telephone number, including area code:
(516) 349-8555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Income Deposit Securities, each representing one share of Class A common stock, par value $0.01 per share, and an 11% Senior Secured Note due 2024 in a principal amount of $6.14	American Stock Exchange
Class A common stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant has two publicly traded securities listed on the American Stock Exchange: (i) Income Deposit Securities (“IDSs”) and (ii) Class A common stock, par value $0.01 per share (the “Class A Common Stock”). Each IDS is comprised of one underlying share of Class A Common Stock and an underlying 11% senior secured note due 2024 in a principal amount of $6.14.

As of the close of business on May 31, 2006, the registrant had outstanding (i) 12,953,411 IDSs, (ii) 29,113,641 shares of Class A Common Stock (of which 16,160,230 were held separate and apart from IDSs) and (iii) 23,374,450 shares of Class B common stock, par value $0.01 per share (the “Class B Common Stock”). As of March 31, 2006, the aggregate market value of the outstanding shares of Class A Common Stock (whether or not underlying IDSs) that were held by non-affiliates of the registrant was approximately $272,812,995.

In determining the market value of shares of Class A Common Stock, all outstanding shares of Class A Common Stock (whether or not underlying IDSs) were assigned a value equal to the $9.40 closing price per share of separately held Class A Common Stock, as quoted on the American Stock Exchange on March 31, 2006. In determining the shares of Class A Common Stock held by non-affiliates, securities beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Class A Common Stock (whether or not underlying IDSs) have been excluded. The determination of the value of the Class A Common Stock and the determination of affiliate status are not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be delivered to stockholders on or before July 16, 2006 in connection with the registrant’s 2006 annual meeting of stockholders scheduled to be held July 27, 2006 are incorporated by reference into Part III of this annual report.

COINMACH SERVICE CORP.

FORM 10-K

EXHIBITS	(Attached to this Report on Form 10-K)

i

PART I

Item 1.	BUSINESS

Description of the Business

General

We believe we are the leading provider of outsourced laundry equipment services for multi-family housing properties in North America, based on information provided by the Multi-Housing Laundry Association, a national trade association of multi-housing laundry operators and suppliers. Our core business (which we refer to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. For the fiscal year ended March 31, 2006, our route business represented approximately 89% of our total revenue.

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

We have grown our route business through selective acquisitions in order to expand and geographically diversify our service territories. Since January 1995, we have enhanced our national presence by completing many significant acquisitions (as well as numerous smaller acquisitions that we refer to as “tuck ins”). As a result of the growth in our washer and dryer machine base, our revenue has increased from approximately $178.8 million for the twelve months ended March 29, 1996 to approximately $543.5 million for the fiscal year ended March 31, 2006. We believe this makes us the industry’s leading provider, with approximately 19% of the total installed machine base in North America. As a result of this strategy, we have expanded our presence from the northeastern United States to throughout North America.

We have experienced net losses in each fiscal year since 2000, and as of March 31, 2006, we had an accumulated deficit of approximately $245.0 million and total stockholders’ equity of approximately $138.7 million. As of March 31, 2006, we had approximately $664.3 million in long-term debt.

In addition to our route business, we rent laundry machines and other household appliances to property owners, managers of multi-family housing properties, individuals and corporate entities through our subsidiary Appliance Warehouse of America, Inc., which we refer to as “AWA.” AWA is a Delaware corporation that is jointly owned by us and Coinmach Corporation, a Delaware corporation which we refer to as “Coinmach Corp.” Coinmach Corp. is in turn a wholly-owned subsidiary of our direct wholly-owned subsidiary Coinmach Laundry Corporation, a Delaware corporation which we refer to as “Laundry Corp” or “CLC.” We also operate a laundry equipment distribution business through Super Laundry Equipment Corp., a Delaware corporation and our indirect wholly-owned subsidiary, which we refer to as “Super Laundry.”

We believe that our route business represents the industry-leading platform from which to continue the consolidation of the fragmented outsourced laundry equipment industry, as well as potentially develop and offer complementary services to other collections based route businesses such as operators of payphones and parking meters. We intend to grow the route operation, as well as utilize our substantial sales, service, collections and security infrastructure throughout the United States to offer related services to businesses outside our existing laundry business.

We maintain our headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina, and regional offices throughout the United States through which we conduct operating activities, including sales, service and collections.

Our Industry

The laundry equipment services industry is characterized by stable operating cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. Based upon industry estimates, we believe there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.3 million of which have been outsourced to independent operators such as us and approximately 1.2 million of which continue to be operated by the owners of such locations, which we refer to as owner operators.

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

Business Operation

Description of Principal Operations

The primary aspects of our route business operations include: (i) sales and marketing; (ii) location leasing; (iii) service; (iv) information management; (v) remanufacturing and (vi) revenue collection and security.

Sales and Marketing

We market our products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. Sales personnel are paid commissions that comprise approximately 50% or more of their annual compensation. Selling commissions are based on a percentage of a location’s annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve our targeted goals in securing location contracts and renewals. We believe that our sales staff is among the most competent and effective in the industry.

Our marketing strategy emphasizes excellent service offered by our experienced, highly-skilled personnel and quality equipment that maximizes efficiency and revenue and minimizes machine downtime. Our sales staff targets potential new and renewal lease locations by utilizing the integrated computer systems’ extensive database to provide information on our, as well as our competitors’ locations. Additionally, the integrated computer systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. All sales, service and installation data is recorded and monitored daily on a custom-designed, secured computerized sales planner.

No single customer represents more than 2% of our gross revenue, and our ten largest customers collectively account for less than 10% of our gross revenue.

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

We estimate that approximately 90% of our locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, we believe that we have retained a majority of such customers through long-standing relationships and expect to continue to service such customers. Most of our leases renew automatically or have a right of first refusal provision. Our automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2006, based on number of machines, our leases had an average remaining life to maturity of approximately 51 months (without giving effect to automatic renewals).

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

In a business that emphasizes prompt and efficient service, we believe that our integrated computer systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate our radio or cellular equipped service vehicles and allow us to address customer needs quickly and efficiently.

In March 2006, we completed the first phase of the implementation of our national call center, service and dispatch system located in Dallas, Texas. In the fiscal year ending March 31, 2007, we expect to substantially complete the roll out of our newly integrated national call center, service and dispatch system to all of our regions. We believe this state of the art system is among the most advanced service and dispatch systems in the industry.

Information Management

Our integrated computer systems serve three major functions: (i) tracking the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors’ and our lease renewal schedules.

Our integrated computer systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, our integrated computer systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements. Given the rapid changes in technology, we are constantly working with vendors to upgrade our integrated computer systems to enhance the productivity of our workforce.

Data on machine performance is used by our sales staff to forecast revenue by location. We are able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

Our integrated computer systems also provide our sales staff with an extensive secured database essential to our marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

We also believe that our integrated computer systems enhance our ability to successfully integrate acquired businesses into our existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

During the fiscal quarter ended March 31, 2006, we completed a technology upgrade which we believe will increase efficiency in our customer service, dispatch, field services and collection system.

Remanufacturing

We rebuild and reinstall a portion of our machines at approximately one-third the cost of acquiring new machines. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are added to our inventory of spare parts.

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

Description of Complementary Operations

Rental Operations

AWA is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, we believe this business line represents an opportunity for growth in a new market segment which is complementary to our route business. AWA is the product of two platform acquisitions which were consummated in 1997 and 1998 in Georgia and Texas. As of March 31, 2006, we have organically grown AWA’s operations across 27 states. For the fiscal year ended March 31, 2006, revenue generated by AWA represented approximately 7% of our total revenue.

Distribution Operations

Super Laundry, an indirect wholly-owned subsidiary, is a laundromat equipment distribution company which was incorporated in 1995. Super Laundry’s business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry’s customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. For the fiscal year ended March 31, 2006, revenue generated by Super Laundry represented approximately 5% of our total revenue.

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

We believe our most significant competitive strength is our ability to maximize commissions and/or make advance location payments to location owners while maintaining the highest level of service. We are significantly larger than the next largest competitor, and we are a provider with national presence. As such, we can spread our overhead costs over a larger machine base, allowing us a competitive advantage by offering more attractive pricing terms to our customers. In addition, our national presence enables us to offer large national customers broader coverage in order to service a wider range of their properties.

Employees and Labor Relations

As of March 31, 2006, we employed 1,989 employees. In the Northeast region, 113 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters. We believe that we maintain a good relationship with our union and non-union employees, and we have never experienced a work stoppage since our inception.

General Development of Business

Our original predecessor entity was founded over 50 years ago as a private, family-run business with operations in New York.

Laundry Corp., our direct wholly-owned subsidiary, was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole stockholder of all of the common stock of Coinmach Corp., our primary operating subsidiary. In November 1995, The Coinmach Corporation, a Delaware corporation and predecessor of Coinmach Corp., merged with and into Solon Automated Services, Inc., which we refer to as “Solon.” In connection with the merger with Solon, Laundry Corp. changed its name from SAS Acquisitions Inc., and Solon, the surviving corporation in the merger, changed its name to Coinmach Corporation.

The IDS Offering and Related Transactions

In November and December, 2004, we completed our initial public offering of 18,911,532 IDSs (including a partial overallotment exercise by the underwriters on December 21, 2004) and $20.0 million aggregate principal amount of 11% senior secured notes due 2024 (the “11% Senior Secured Notes”) sold separate and apart from the IDSs, which we refer to as the “IPO.” In connection with the IPO and the use of proceeds therefrom, we completed certain related transactions, which we refer to collectively as the “IDS Transactions.” As a result of the IDS Transactions, Holdings, became our controlling stockholder through its consolidated ownership of all of our Class B Common Stock, which is entitled to more votes per share than the Class A Common Stock. In addition, AWA became our wholly-owned indirect subsidiary and Laundry Corp. and its subsidiaries (including Coinmach Corp.) became our subsidiaries.

The Class A Common Stock Offering and Related Transactions

On February 8, 2006, we completed a public offering of 12,312,633 shares of Class A Common Stock (including a full overallotment exercise by the underwriters on February 17, 2006) at a price to the public of $9.00 per share which we refer to as the “Class A Offering”. In connection with the Class A Offering and the use of proceeds therefrom, we (i) completed the purchase of approximately $48.4 million aggregate principal amount outstanding of the 11% Senior Secured Notes pursuant to a tender offer (the “Tender Offer”) described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating and Investing Activities”, which amount included payment of related fees and expenses, (ii) repurchased 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR — CLC, LLC at a repurchase price of $8.505 per share, or approximately $18.7 million in the aggregate, described in “Item 5 — Market Price of and Dividends on Our Common Equity and Related Stockholder Matters — Issuer Purchases of Equity Securities”, (iii) repurchased 1,605,995 shares of Class B Common Stock held by certain directors and officers of CSC at a repurchase price of $8.505 per share, or approximately $13.7 million in the aggregate, and (iv) used remaining proceeds for general corporate purposes.

Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge with Laundry Corp. and Coinmach Corp. We refer to such potential mergers collectively as the “Merger Event.” While we presently do not intend to effect the Merger Event, if we were to satisfy these and other applicable conditions, we would be able to consummate the Merger Event in the future. We would become an operating company as well as the direct borrower under the amended and restated credit facility by and among Coinmach Corp., Laundry Corp., certain subsidiary guarantors, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and certain other lending institutions which are a party thereto (the “Amended and Restated Credit Facility”) and we would become sole owner of the capital stock of Coinmach Corp.’s subsidiaries.

Acquisition of American Sales, Inc.

On April 3, 2006, we completed the acquisition of American Sales, Inc. (“ASI”) for a purchase price ranging from $13.7 to $15.0 million, subject to the outcome of certain purchase price adjustments. ASI is a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools. We plan to combine ASI’s strength in the college market with our national footprint to develop a national campus laundry solutions platform.

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

Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and cash dividend payments on our common stock pursuant to our dividend policy;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.

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

Item 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business and operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our IDSs or Class A Common Stock could decline.

Risks Relating to Our Business

We have a history of net losses and may not generate profits in the future.

We have experienced net losses in each fiscal year since 2000. We incurred net losses of approximately $24.6 million and $35.3 million for the fiscal year ended March 31, 2006 (“2006 Fiscal Year”) and for the fiscal year ended March 31, 2005 (“2005 Fiscal Year”), respectively. These losses have resulted from a variety of costs including, but not limited to, non-cash charges such as depreciation and amortization of tangible and intangible assets and debt financing costs resulting from our growth strategy. Continuing net losses limit our ability to service our debt and fund our operations. We may not generate net income from operations in the future.

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

We must continue to make capital expenditures relating to our route business to maintain our operating base, including investments in equipment, advance location payments and laundry room improvements. Capital expenditures (net of proceeds from the sale of equipment and investments) in connection with maintaining and expanding our machine base for the 2006 Fiscal Year were approximately $69.3 million (excluding approximately $3.4 million relating to acquisition capital expenditures and payments of approximately $4.7 million relating to capital lease obligations) and for the 2005 Fiscal Year were approximately $70.3 million (excluding approximately $0.6 million relating to acquisitions and approximately $4.3 million relating to capital lease payments). We may have unanticipated capital expenditure requirements in the future. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

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

Further to our dividend policy, since the completion of the IPO, our board of directors has distributed to holders of our common stock substantially all of the cash generated by our business in excess of operating needs and amounts needed to service our indebtedness. If, as expected, we maintain our dividend policy and rate of cash dividend payments, we may not retain a sufficient amount of cash to finance growth opportunities that may arise or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

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

Risks Relating to Our Securities

We have substantial indebtedness which could restrict our ability to pay interest and principal on the 11% Senior Secured Notes and to pay dividends with respect to the shares of the Class A Common Stock and the shares of Class B Common Stock and could adversely affect our financing options and liquidity position.

We have now, and will continue to have, a substantial amount of indebtedness. As of March 31, 2006, we had total indebtedness of approximately $664.3 million, and an additional $75.0 million (or $68.2 million after letters of credit) available for borrowing under the revolver portion of the Amended and Restated Credit Facility.

Our substantial indebtedness could have important consequences. For example, our substantial indebtedness could:

•	make it more difficult for us to pay dividends on our common stock;

•	reduce or eliminate your ability to recover any of your investment in any bankruptcy proceedings involving us;

•	limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions, and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all;

•	limit our ability to raise cash through the issuance of additional securities;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limit our ability to refinance our indebtedness.

We may be able to incur substantially more indebtedness, which could exacerbate the risks described above.

We may be able to incur substantial amounts of additional indebtedness in the future, including indebtedness resulting from issuances of separate 11% Senior Secured Notes or additional IDSs or from borrowings under the Amended and Restated Credit Facility. While the indenture governing the 11% Senior Secured Notes, the Amended and Restated Credit Facility and the terms of the Intercompany Note (as defined herein) will limit our and our subsidiaries’ ability to incur additional indebtedness, those limitations are subject to a number of exceptions. Furthermore, we may enter into future financing arrangements. Any additional indebtedness incurred by us could increase the risks associated with our substantial indebtedness.

The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.

We expect to continue to pay quarterly dividends on our Class A Common Stock at the rate set forth in our current dividend policy. However, our board of directors may, in its discretion, amend or repeal our dividend policy. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Dividend payments are not required or guaranteed, and holders of our common stock do not have any legal right to receive or require the payment of dividends. Future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition and contractual restrictions, and our ability to generate cash from our operations, which in turn is dependent on our ability to attract and retain customers and our ability to service our debt obligations and capital expenditures requirements. See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends — Restrictions on Dividend Payments.” Other factors, including the pursuit of new business strategies or opportunities, increased regulatory compliance costs or lease renewal costs, changes in our competitive environment and changes in tax treatment of our debt, may also reduce cash available for dividends.

Subject to certain limitations, we may redeem all or part of our outstanding Class B Common Stock. Any purchase by us of shares of Class A Common Stock or Class B Common Stock will reduce cash available for Class A Common Stock dividend payments. In the fourth quarter of the 2006 Fiscal Year, we repurchased 2,199,413 shares of Class A Common Stock and 1,605,995 shares of Class B Common Stock with proceeds from the Class A Offering. See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Issuer Purchases of Equity Securities.”

Due to our currently contemplated cash uses, including dividend payments, we do not expect to retain enough cash from operations to be able to pay our outstanding indebtedness when it matures or when principal payments (other than regularly scheduled amortization payments under the Amended and Restated Credit Facility) on such indebtedness otherwise becomes due. Therefore, cash available for dividends will be reduced when such payments are required, unless such indebtedness is refinanced prior to such time. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Capital Needs and Resources.”

In addition, any future issuances of Class A Common Stock, including but not limited to issuances pursuant to our existing benefit plans, will increase the number of outstanding Class A common stock shares and consequently make it more difficult for us to pay dividends on the Class A Common Stock at the dividend rate set forth in our dividend policy. As of February 15, 2006, 88,889 restricted shares of Class A Common Stock had been awarded to certain executive officers and directors and employees under our benefit plans. See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans.”

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

Furthermore, the Amended and Restated Credit Facility, the Intercompany Note and the indenture governing the 11% Senior Secured Notes contain limitations on Coinmach Corp.’s ability to pay dividends. In addition, any financing arrangements we may enter into in the future, may contain further limitations. You may not receive the level of dividends provided for in our dividend policy or any dividends at all.

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

There is no active trading market for our debt-only securities, which could prevent us from issuing debt-only securities and may limit our ability to obtain future financing.

If we are unable to issue additional IDSs, we may be forced to rely on the sale of debt-only or equity-only securities as an additional source of capital. However, the absence of a liquid market for separate notes may make the issuance by us of separate notes relatively less appealing, limiting our ability to obtain debt-only financing on reasonable terms or at all. If we are unable to raise capital through a debt-only financing, we may be forced to enter into more costly financing arrangements in order to fund working capital and capital expenditures and otherwise service our liquidity needs.

We are a holding company with no direct operations, and therefore our ability to make payments under the 11% Senior Secured Notes or declare and distribute dividends on the Class A Common Stock and Class B Common Stock depends on cash flow from our subsidiaries.

We are a holding company with no operations. Consequently, we will depend on distributions or other intercompany transfers from our subsidiaries (including payments under the intercompany loan from Coinmach Corp.) to make interest and principal payments on the 11% Senior Secured Notes and to pay dividends on the Class A Common Stock and Class B Common Stock. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

•	their earnings;

•	covenants contained in our and their debt agreements, including the Amended and Restated Credit Facility and the indenture governing the 11% Senior Secured Notes;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions.

Restrictions on Coinmach Corp.’s ability to pay dividends contained in the indenture governing the Amended and Restated Credit Facility are different, and potentially more restrictive, than the restrictions on our ability to pay dividends contained in the indenture governing the 11% Senior Secured Notes. Therefore, circumstances may arise where, although we would be permitted to pay dividends under the indenture governing the 11% Senior Secured Notes, Coinmach Corp. would be unable to provide us with the cash to actually pay such dividends as well as interest on the 11% Senior Secured Notes. We cannot give assurance that the operating results of our subsidiaries will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay any amounts due under the 11% Senior Secured Notes or the amounts intended under our dividend policy.

Restrictive covenants in our current and future indebtedness could adversely restrict our operating flexibility.

The indenture governing the 11% Senior Secured Notes contains covenants that restrict our ability, as well as the ability of our restricted subsidiaries, to:

•	incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens;

•	pay dividends or make other restricted payments;

•	make certain investments;

•	sell or make certain dispositions of assets;

•	engage in sale and leaseback transactions;

•	engage in transactions with affiliates;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payments, to us; and

•	engage in mergers or consolidations and transfers of all, or substantially all of our assets.

In addition, the Amended and Restated Credit Facility and the Intercompany Note contain, and the terms of any other indebtedness that we or our subsidiaries may enter into (including any future financing arrangements) may contain, other and more restrictive covenants that limit our and our subsidiaries’ ability to incur indebtedness, and make capital expenditures and limit our subsidiaries’ ability to make distributions or pay dividends to us. These covenants may also require us and/or our subsidiaries to meet or maintain specified financial ratios and tests. Our ability to comply with the ratios and tests under these covenants may be affected by events beyond our control, including prevailing economic, financial, regulatory or industry conditions. A breach of any of such covenants, ratios or tests could result in a default under such indebtedness. The Amended and Restated Credit Facility (and the Intercompany Note) prohibit Coinmach Corp. and its subsidiaries (including AWA, as a guarantor under such credit facility), from making certain distributions in respect of its capital stock while a default or an event of default is outstanding thereunder. If we were unable to repay those amounts, the lenders under the Amended and Restated Credit Facility or holders of the 11% Senior Secured Notes, as applicable, could proceed against the security granted to them to secure that indebtedness. If the lenders or holders of the 11% Senior Secured Notes accelerated the payment of their indebtedness, our assets may not be sufficient to repay in full our indebtedness, which could prevent you from recovering some or all of your investment in the Class A Common Stock.

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

Additionally, our after-tax cash flow available for dividend payments would be reduced if the 11% Senior Secured Notes were treated by the Internal Revenue Service, or the “IRS,” as equity rather than debt for U.S. federal income tax purposes. In that event, the stated interest on the 11% Senior Secured Notes could be treated as a dividend, and interest on the 11% Senior Secured Notes would not be deductible by us for U.S. federal income tax purposes. Our inability to deduct interest on the 11% Senior Secured Notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. This could reduce our after-tax cash flow and materially adversely affect our ability to pay dividends on the Class A Common Stock.

Voting control of us by Holdings may prevent the holders of IDSs from receiving a premium in the event of a change of control and may create conflicts of interest.

As of March 31, 2006, Holdings was in control of approximately 62% of our voting power and therefore exerts substantial control over our business and over matters submitted to our stockholders for approval. Such voting control could have the effect of delaying, deferring or preventing a change in control, merger or tender offer of us, which would deprive our security holders of an opportunity to receive a premium for our securities and may negatively affect the market price of such securities. Moreover, Holdings could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of the other holders of our securities.

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

Our after-tax cash flow available for dividend payments would be reduced if the 11% Senior Secured Notes were treated by the IRS, as equity rather than debt for U.S. federal income tax purposes. In that event, the stated interest on the 11% Senior Secured Notes could be treated as a dividend, and interest on the 11% Senior Secured Notes would not be deductible by us for U.S. federal income tax purposes. Our inability to deduct interest on the 11% Senior Secured Notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. This could reduce our after-tax cash flow and materially adversely affect our ability to pay dividends on the Class A Common Stock.

The separate public trading markets for IDSs and shares of Class A Common Stock, and the ability to separate and create IDSs, may diminish the value of your investment in IDSs or separately held shares of Class A Common Stock, as the case may be.

Our IDSs and shares of Class A Common Stock not held in the form of IDSs are separately listed for trading on the American Stock Exchange (“AMEX”). An IDS holder may separate its IDSs into shares of Class A Common Stock and 11% Senior Secured Notes at any time. In addition, upon the occurrence of certain events IDSs will automatically and, in some cases, permanently, separate. Conversely, subject to limitations, a holder of separate shares of Class A Common Stock and 11% Senior Secured Notes can combine such securities to form IDSs. Separation and creation of IDSs will automatically result in increases and decreases, respectively, in the number of IDSs and shares of Class A Common Stock not in the form of IDSs.

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

If we have insufficient cash flow to cover dividend payments under our dividend policy or to make such payments in compliance with our and our subsidiaries’ outstanding indebtedness, we will need to reduce or eliminate dividends or, to the extent permitted under our debt agreements, fund a portion of our dividends with additional borrowings.

Our dividend policy contemplates the payment of a quarterly cash dividend of approximately $0.20615 per share of Class A Common Stock and subject to certain subordination provisions and other limitations, an annual dividend on shares of our Class B Common Stock. Under the terms of the Amended and Restated Credit Facility we are required to satisfy various financial maintenance covenants in order to pay dividends, including a requirement that our EBITDA equals or exceeds certain specified minimum amounts over specified periods, which amounts may exceed the amounts necessary to pay cash dividends on our common stock pursuant to our dividend policy. In addition, in order to pay dividends on our common stock, we are also required to satisfy certain covenants under the indenture governing the 11% Senior Secured Notes.

If we are not able to satisfy the financial and other covenants in our debt agreements or otherwise generate sufficient funds to pay dividends on our common stock pursuant to our dividend policy, we may be required to do one or more of the following: (i) reduce our capital expenditures, (ii) fund capital expenditures or other costs and expenses with borrowings under the Amended and Restated Credit Facility, (iii) evaluate other funding alternatives, such as capital markets transactions, refinancing or restructuring our consolidated indebtedness, asset sales, or financing from third parties, or (iv) seek an amendment, waiver or other modification from requisite lenders under the Amended and Restated Credit Facility, holders of the 11% Senior Secured Notes and lenders under any financing arrangements entered into by us to the extent applicable restrictions contained in the terms of such indebtedness precluded us from making such dividends. Additional sources of funds may not be available on commercially reasonable terms or at all or may not be permitted pursuant to the terms of our existing indebtedness.

Furthermore, if we failed to satisfy any financial maintenance or other covenant, we would be required to seek an amendment, waiver or other modification from the requisite lenders under the Amended and Restated

Credit Facility to waive any resulting default. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our future liquidity, our ability to adapt to changes in our industry and our ability to expand our business. In addition to any of the foregoing options that may be available to us, our board of directors may at any time and in its absolute discretion reduce the level of dividends provided for in our dividend policy or eliminate such dividends entirely.

Future sales or the possibility of future sales of a substantial amount of shares of Class A Common Stock or IDSs may depress the price of IDSs or shares of Class A Common Stock.

Future sales or the availability for sale of substantial amounts of shares of Class A Common Stock or IDSs in the public market could adversely affect the prevailing market price of IDSs or shares of Class A Common Stock and could impair our ability to raise capital through future sales of our securities.

We may issue shares of our Class A Common Stock, which may or may not be in the form of IDSs, or other securities from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our Class A Common Stock, which may be in the form of IDSs, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. In addition, we may also grant registration rights covering those IDSs, shares of Class A Common Stock, or other securities in connection with any such acquisitions and investments.

From time to time our employees may be granted equity-based performance incentives pursuant to our existing benefit plans, which might include the issuance of new shares of Class A Common Stock or IDSs. New issuances of Class A Common Stock or IDSs under such plans would have a dilutive effect on our earnings per share, and could reduce the fair market value of IDSs or Class A Common Stock. As of February 15, 2006, 88,889 restricted shares of Class A Common Stock had been awarded to certain executive officers and directors and employees under our benefit plans. See “Item 5 — Market Price of and Dividends on our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans.”

Any sales or distributions of shares of our Class A Common Stock or IDSs would dilute our earnings per share and the voting power of each share of common stock outstanding prior to such sale or distribution, and could adversely affect the prevailing market price of our IDSs and Class A Common Stock. As a result you could experience a significant loss in the value of your investment.

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

We have adopted a Code of Business Conduct and Ethics applicable to all of our and our subsidiaries’ employees, officers and directors. We have also adopted a Supplemental Code of Ethics for the CEO and Senior Financial Officers. The full text of each such code is available at the investor relations section of our web site, http://www.coinmachservicecorp.com. We intend to disclose amendments to, or waivers from, each such code in accordance with the rules and regulations of the SEC and make such disclosures available on our web site.

The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2006 fiscal year that remained unresolved.

Item 2.	PROPERTIES

As of March 31, 2006, we leased 63 offices throughout our operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of our leased properties service our core route operations.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Income Deposit Securities

Our IDSs are listed on the American Stock Exchange under the trading symbol “DRY.” The following table sets forth for the periods indicated the high and low sales prices for the IDSs reported on the American Stock Exchange:

Fiscal Quarter Ended	High	Low	IDS Distribution

Fiscal Year ended March 31, 2005:
December 31, 2004	$13.80	$13.10	$0.15833
March 31, 2005	$13.75	$12.30	$0.37500
Fiscal Year ended March 31, 2006:
June 30, 2005	$13.56	$12.70	$0.37500
September 30, 2005	$13.99	$13.14	$0.37500
December 31, 2005	$15.85	$13.72	$0.37500
March 31, 2006	$17.00	$14.75	$0.37500

On June 13, 2006, the closing price of our IDSs on AMEX was $17.19. As of June 13, 2006, Cede & Co. (nominee of DTC) holds our outstanding IDSs on behalf of several participants in the DTC system, which in turn hold on behalf of beneficial owners.

Class A Common Stock

Shares of Class A Common Stock are listed on the American Stock Exchange under the trading symbol “DRA.” The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock reported on the American Stock Exchange:

			Cash Dividends
			Per Share of Class A
Fiscal Quarter Ended	High	Low	Common Stock

March 31, 2006	$10.45	$9.00	$0.20615

On February 8, 2006, we completed the Class A Offering of 12,312,633 shares of Class A Common Stock (including an overallotment exercise by the underwriters on February 17, 2006) at a price to the public of $9.00 per share. Net proceeds from the Class A Offering, including the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses.

On June 13, 2006, the closing price of our Class A Common Stock on AMEX was $9.83. As of June 13, 2006, Cede & Co. (nominee of DTC) holds our outstanding shares of Class A Common Stock on behalf of several participants in the DTC system, which in turn hold on behalf of beneficial owners.

Dividends

Pursuant to a dividend policy that was adopted by our board of directors in connection with the public offering of our Class A Common Stock in February 2006, we intend to declare and pay regular quarterly dividends on the Class A Common Stock and dividends no more frequently than annually on the Class B Common Stock, as described below. Cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would under this policy generally be available for distribution as regular cash dividends. This policy reflects our judgment that our stockholders would be better served if we distributed our available cash to them instead of retaining it in our business. Dividends, however, are payable at the discretion of our board of directors. Even though we adopted a dividend policy, nothing requires us to pay dividends. Holders of the Class A Common Stock and Class B Common Stock may not receive any dividends for a number of reasons, including but not limited to those noted below:

•	although the dividend policy we adopted contemplates the distribution of our excess cash, this policy can be modified or revoked at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

•	the amount of dividends distributed is subject to state law restrictions;

•	there is no legal, contractual or other requirement that we pay dividends in the amounts stated, or at all, and the dividends are neither mandatory nor guaranteed;

•	we may not have enough cash to pay dividends due to changes in our operating income, working capital requirements, anticipated cash needs, and borrowing capacity (including as a result of borrowings to fund prior dividend payments); and

•	the payment of dividends is subject to covenant restrictions in documents or agreements governing our indebtedness, including (i) the indenture governing the 11% Senior Secured Notes, which contains a restricted payments covenant that limits our ability to pay dividends; and (ii) the Amended and Restated Credit Facility, which requires us to, among other things, meet quarterly financial maintenance tests.

The covenant described above in the indenture governing the 11% Senior Secured Notes relating to restrictions on our ability to pay dividends permits quarterly dividend payments for the life of the notes in an amount equal to the difference between our distributable cash flow and our consolidated interest expense, so long as we satisfy an interest coverage test for the preceding fiscal quarter and no default is continuing. The interest coverage test has the following elements:

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

On February 9, 2006, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on March 1, 2006 to holders of record as of the close of business on February 27, 2006 (including holders of Class A Common Stock sold in the Class A Offering). On May 10, 2006, our board of directors declared a quarterly cash dividend of $0.20615 per share on the Class A Common Stock, and a cash dividend of $0.53477 per share on the Class B Common Stock for the fiscal quarter ended March 31, 2005 and the fiscal year ended March 31, 2006, in each case payable to holders of record on May 25, 2006. We paid the dividends on June 1, 2006.

We intend to continue to pay dividends on the Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. We also intend to pay dividends on the Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year, subject to the limitations described below.

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

We paid on June 1, 2006 cash dividends on each share of Class B Common Stock for the fiscal quarter ended March 31, 2005 and the fiscal year ended March 31, 2006 equal to the cash dividends paid contemporaneously on each share of Class A Common Stock for such fiscal quarter and fiscal year, respectively, aggregating to an amount not to exceed $12.5 million as set forth in our dividend policy. We intend to pay on June 1, 2007 cash dividends on each share of Class B Common Stock for the fiscal year ending March 31, 2007 equal to the cash dividends paid or to be paid contemporaneously on each share of Class A Common Stock for such fiscal year up to an aggregate amount not exceeding $10.0 million, so long as cash dividends for such fiscal year have been or will contemporaneously be paid to holders of shares of Class A Common Stock in an aggregate amount at least equal to the dividend rate set forth in our dividend policy.

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

Restrictions on Dividend Payments

There can be no assurance that we will continue to pay dividends at the levels set forth in our dividend policy, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our expectations. See “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all.”

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

Nevertheless, our anticipated capital expenditures, as well as other currently contemplated uses of available cash, could change based on competitive or other developments (which could, for example, increase our need for capital expenditures or working capital), new growth opportunities or other factors. Our board of directors is free to depart from or change our dividend policy at any time and could reduce dividends, for example, if it were to determine that we had insufficient cash (including borrowing capacity under the Amended and Restated Credit Facility) to both pay dividends at the initial dividend rate and take advantage of growth opportunities. In such a situation, our board could alternatively choose to continue to pay dividends at the initial dividend rate and forego such opportunities. See “Item 1 — Business — Risk Factors — Risks Relating to Our Business — Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.”

If the IRS were successfully to challenge our position that the 11% Senior Secured Notes are debt for U.S. federal income tax purposes, the cumulative interest expense associated with the 11% Senior Secured Notes would no longer be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. Any disallowance of our ability to deduct interest expense could reduce our after-tax cash flow and materially adversely affect our ability to make cash dividend payments on our common stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest payments and existing contractual obligations, we estimate that for the fiscal year ended March 31, 2007 cash flow from operations, along with available cash and cash equivalents and borrowing capacity under the Amended and Restated Credit Facility, will be sufficient to fund our operating needs and also to make our intended dividend payments even if the interest expense deduction is disallowed.

However, if in the future we cannot generate sufficient cash flow to meet our needs, we may be required to reduce or eliminate dividends on our common stock. See “Item 1 — Business — Risk Factors — Risks Relating To Our Securities — We will not be able to deduct interest on the 11% Senior Secured Notes if the 11% Senior Secured Notes are not respected as debt for U.S. federal income tax purposes” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies: Use of Estimates — Accounting Treatment for IDSs.” As of March 31, 2006, we had approximately $136.0 million in net operating loss carryforwards. Such net operating loss carryforwards expire between the fiscal years ending March 31, 2008 and March 31, 2026. Application of such net operating losses in determining our taxable net income is subject to annual limitations regarding changes in ownership that are contained in the Internal Revenue Code.

We may not generate sufficient EBITDA to enable us to pay dividends on our common stock. If our EBITDA is not sufficient, we may be required to do one or more of the following in order to enable us to pay dividends on our common stock: (i) reduce our capital expenditures, (ii) fund capital expenditures or other costs and expenses with borrowings under the Amended and Restated Credit Facility, (iii) evaluate other funding alternatives, such as capital markets transactions, refinancing or restructuring our consolidated indebtedness, asset sales, or financing from third parties, or (iv) seek an amendment, waiver or other modification from requisite lenders under the Amended and Restated Credit Facility, in each case to the extent Coinmach Corp. failed to satisfy the applicable restrictions contained in the Amended and Restated Credit Facility and was limited from making dividends or distribution to us. Additional sources of funds may not be available on commercially reasonable terms or at all or may not be permitted pursuant to the terms of our existing indebtedness. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our future liquidity, our ability to adapt to changes in our industry and our ability to expand our business. In addition to any of the foregoing options that may be available to us, our board of directors may at any time and in its absolute discretion reduce the level of dividends provided for in our dividend policy or eliminate such dividends entirely.

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

Subject to certain limitations, we may redeem all or part of the then outstanding Class B Common Stock on a pro rata basis. Any exercise by us of such redemption rights will reduce cash available for Class A Common Stock dividends. In the fourth quarter of the 2006 Fiscal Year we repurchased 2,199,413 shares of Class A Common Stock and 1,605,995 shares of Class B Common Stock with proceeds from the Class A Offering. See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Issuer Purchases of Equity Securities.” Due to our currently contemplated cash uses, including dividend payments, we do not expect to retain enough cash from operations to be able to pay the 11% Senior Secured Notes, or the Amended and Restated Credit Facility when such indebtedness matures or when principal payments (other than regularly scheduled amortization payments under the Amended and Restated Credit Facility) on such indebtedness otherwise becomes due. Therefore, cash available for dividends will be reduced when such payments are required, unless such indebtedness is refinanced prior to such time. There can be no assurance, however, that we will be able to refinance such indebtedness on commercially reasonable terms, on terms as favorable as the refinanced indebtedness or at all. A failure to refinance such indebtedness or pay it when it becomes due would cause a default under the Amended and Restated Credit Facility, and the indenture governing the 11% Senior Secured Notes. See “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — We have substantial indebtedness which could restrict our ability to pay interest and principal on the 11% Senior Secured Notes and to pay dividends with respect to the shares of the Class A Common Stock and the shares of Class B Common Stock and could adversely affect our financing options and liquidity position.”

Securities Authorized for Issuance under Equity Compensation Plans

In connection with the IDS Transactions, we adopted the Coinmach Service Corp. 2004 Long Term Incentive Plan (the “2004 LTIP”). As of March 31, 2006, the following equity securities were issued under our 2004 LTIP:

	Number of				Number of Securities
	Securities to Be		Weighted-Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance Under
Plan Category	Exercise of Rights		Outstanding Rights		Equity Compensation Plans

Equity compensation plans approved by stockholders	88,889	(1)	$9.01	(2)	2,747,840	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

Total	88,889		$9.01		2,747,840

(1)	Represents shares of Class A Common Stock awarded under the 2004 LTIP as of March 31, 2006.

(2)	Represents the closing price per share of Class A Common Stock as quoted on AMEX on February 15, 2006, the date of grant of all shares of Class A Common Stock awarded under the 2004 LTIP.

(3)	As of March 31, 2006, our board of directors authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP. The maximum number of shares of Class A Common Stock available for awards under the 2004 LTIP is 6,583,796 shares (equal to 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IPO).

On January 4, 2006, the compensation committee of our board of directors awarded restricted shares of Class A Common Stock to certain executive officers and recommended to the board of directors the award of restricted shares of Class A Common Stock to certain board members (the “2006 Restricted Stock Awards”), which recommendation was approved by the board of directors on January 26, 2006.

The restricted stock awards were granted on February 15, 2006, in aggregate dollar amounts, with the actual number of shares issued determined by dividing the $9.00 price to the public of the shares of Class A Common Stock issued in the Class A Offering by such dollar amounts. The following awards were granted: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a non-independent director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 22,222 shares) were designated for an employee pool and (with the exception of 556 shares) were awarded to employees other than executive officers by our chief executive officer.

The restricted stock awards to the independent directors were fully vested on the date of grant, and those to the non-independent director, the executive officers and the employees will vest 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the restricted stock grants to the executive officers and the non-independent director vest upon our change of control or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. The fair value of the vested restricted stock issued was recorded as compensation expense and will be recorded as compensation expense over the vesting period of such stock.

Issuer Purchases of Equity Securities

The following table summarizes information about certain shares of Class A Common Stock we repurchased during the fourth quarter of the 2006 Fiscal Year.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs

January 1, 2006 to January 31, 2006	—		—	N/A	N/A
February 1, 2006 to February 28, 2006	2,199,413	(1)	$8.505	N/A	N/A
March 1, 2006 to March 31, 2006	—		—	N/A	N/A

Total	2,199,413		$8.505	N/A	N/A

(1)	In connection with the Class A Offering and the use of proceeds therefrom, we repurchased 2,199,413 shares of Class A Common Stock from an affiliate of GTCR — CLC, LLC in a privately negotiated transaction at a repurchase price of $8.505 per share, or approximately $18.7 million in the aggregate.

Item 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
(In thousands of dollars, except ratios and per share data)

The following tables present our selected consolidated historical financial data, as of the dates indicated. We derived certain of the historical data as of and for the 2006 Fiscal Year, 2005 Fiscal Year, the fiscal years ended March 31, 2004 (“2004 Fiscal Year”), March 31, 2003 (“2003 Fiscal Year”), and March 31, 2002 (“2002 Fiscal Year”), from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated historical financial statements and the related notes thereto included in “Item 8 — Financial Statements and Supplementary Data” and with the information presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002

Operations Data:
Revenues	$543,485	$538,604	$531,088	$535,179	$538,895
Operating income	51,118	49,641	47,112	55,348	36,270
Transaction costs(1)	(31,486)	(17,389)	—	—	(11,402)
Net loss(2)	(24,582)	(35,325)	(31,331)	(3,200)	(42,335)
Basic and diluted net loss attributable to common stockholders per Class A Common Share(3)	(0.11)	(1.13)	—	—	—
Basic and diluted net loss attributable to common stockholders per Class B Common Share(3)	(0.93)	(1.18)	(1.25)	(0.96)	(2.51)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$62,008	$57,271	$31,620	$27,428	$27,820
Property and equipment, net	252,398	264,264	283,688	286,686	284,413
Contract rights, net	296,912	309,698	323,152	335,327	348,462
Advance location payments	67,242	72,222	73,253	70,911	69,257
Goodwill	206,196	204,780	204,780	203,860	204,284
Total assets	922,166	956,676	959,508	976,163	992,075
Total long-term debt	664,253	708,391	717,631	718,112	737,555
Preferred stock	—	—	265,914	241,200	220,362
Stockholders’ equity (deficit)	138,666	109,215	(169,619)	(138,460)	(113,743)
Financial Information and Other Data:
Cash flow provided by operating activities	$96,138	$104,998	$97,052	$103,900	$77,799
Cash flow used in investing activities	(72,728)	(70,927)	(88,449)	(81,330)	(82,255)
Cash flow (used in) provided by financing activities	(18,673)	(8,420)	(4,411)	(22,962)	6,417
EBITDA(4)(5)	128,525	142,692	155,689	159,526	154,565
EBITDA margin(6)	23.6%	26.5%	29.3%	29.8%	28.7%
EBITDA without transaction costs(7)	$160,011	$160,081	$155,689	$159,526	$165,967
Operating margin(8)	9.4%	9.2%	8.9%	10.3%	6.7%
Capital expenditures(9)
Capital expenditures	$72,176	$71,495	$86,732	$86,685	$79,464
Acquisition capital expenditures	3,436	628	3,615	1,976	3,723

(1)	Transaction costs in the 2006 Fiscal Year consist of the following costs incurred in connection with the redemption of debt and the refinancing of the Coinmach Corp. credit facility (as defined below): (i) approximately $14.6 million of redemption premium on the 9% senior notes due 2010 of Coinmach Corp. (the “9% Senior Notes”) redeemed, (ii) write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Amended and Restated Credit Facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the retirement of the 9% Senior Notes, the refinancing of the Coinmach Corp. credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer and (v) approximately $0.4 million of non-recurring transaction fees and expenses.

Transaction costs in the 2005 Fiscal Year consist of the following costs incurred in connection with the IDS Transactions: (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) write-off of deferred financing costs related to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses related to the refinancing of the Coinmach Corp. credit facility aggregating approximately $1.8 million and (d) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

Transaction costs in the 2002 Fiscal Year consist of costs incurred in connection with Coinmach Corp’s refinancing on January 25, 2002.

(2)	For the 2005 Fiscal Year, net loss includes approximately $18.2 million of preferred stock dividend recorded as interest expense. For the 2004 Fiscal Year, net loss includes approximately $24.7 million of preferred stock dividend recorded as interest expense. As required by SFAS No. 150, accrued and unpaid dividends prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Preferred stock dividends for the 2003 Fiscal Year and the 2002 Fiscal Year were approximately $20.8 million and $20.4 million, respectively.

(3)	Net loss attributable to common stockholders per share of Class A Common Stock and Class B Common Stock for the 2006 and 2005 Fiscal Years was calculated by dividing the net loss attributable to Class A Common Stock and Class B Common Stock by the respective weighted average number of shares outstanding. For the 2004 Fiscal Year, the 2003 Fiscal Year, and the 2002 Fiscal Year there was no Class A Common Stock outstanding. For these periods, the calculation of net loss attributable to common stockholders per share of Class B Common Stock assumed that 24,980,445 shares of Class B Common Stock were outstanding.

(4)	EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in our financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following tables reconcile our net loss and cash flow provided by operating activities to EBITDA for each period presented (in thousands).

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002

Net loss	$(24,582)	$(35,325)	$(31,331)	$(3,200)	$(42,335)
(Benefit) provision for income taxes	(15,885)	(10,166)	(3,648)	381	(5,833)
Interest expense	60,099	58,572	57,377	58,167	73,036
Interest expense — non cash preferred stock dividends	—	18,230	24,714	—	—
Interest expense — escrow interest	—	941	—	—	—
Depreciation and amortization	108,893	110,440	108,577	104,178	129,697

EBITDA	$128,525	$142,692	$155,689	$159,526	$154,565

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002

Cash flow provided by operating activities	$96,138	$104,998	$97,052	$103,900	$77,799
Interest expense	60,099	58,572	57,377	58,167	73,036
Interest expense-escrow interest	—	941	—	—	—
Gain on sale of investment and equipment	327	557	1,232	3,532	147
Loss on redemption of 9% Senior Notes	(19,082)	(14,770)	—	—	—
Loss on redemption of 11% Senior Secured Notes	(8,221)	—	—	—	—
Loss on repayment of the Credit Facility	(1,699)	—	—	—	—
Stock based compensation	(210)	(74)	(176)	(338)	(530)
Change in operating assets and liabilities	2,678	(5,206)	2,513	(3,693)	18,100
Deferred taxes	16,285	10,166	3,753	16	4,247
Amortization of debt discount and deferred issue costs	(1,905)	(2,326)	(2,414)	(2,439)	(2,008)
Amortization of premium on 11 3/4% Senior Notes	—	—	—	—	1,009
Loss on extinguishment of debt(a)	—	—	—	—	(11,402)
(Benefit) provision for income taxes	(15,885)	(10,166)	(3,648)	381	(5,833)

EBITDA	$128,525	$142,692	$155,689	$159,526	$154,565

(a)	Loss on extinguishment of debt for the fiscal year ended March 31, 2002 consists of costs incurred in connection with Coinmach Corp.’s refinancing on January 25, 2002.

(5)	The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude transaction costs aggregating approximately $31.5 million consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach Corp. credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the

Coinmach Corp. credit facility and the repurchase of a portion of 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to exclude transaction costs aggregating approximately $17.4 million in connection with the IDS Transactions consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) write-off of deferred financing costs related to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses related to the Coinmach Corp. credit facility amendment aggregating approximately $1.8 million, and (d) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

The computation of EBITDA for the 2002 Fiscal Year has not been adjusted to exclude transaction costs consisting of costs incurred in connection with Coinmach Corp’s refinancing on January 25, 2002.

(6)	EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with U.S. generally accepted accounting principles.

(7)	EBITDA without transaction costs, with respect to the 2006 Fiscal Year and the 2005 Fiscal Year, represents EBITDA (earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization) plus certain transactions costs described in footnote (1) above. Since management believes that substantially all of these costs for such periods are comparable to interest expense, these costs have been added to EBITDA to provide a more useful representation of EBITDA for such periods. For a reconciliation of EBITDA to net loss and cash flow provided by operating activities for such periods, see footnote (4) above.

(8)	Operating margin represents operating income as a percentage of revenues.

(9)	Capital expenditures represent amounts expended for property, equipment and leasehold improvements, as well as for advance location payments to location owners. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at March 31, 2006 was approximately $4.3 million.

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

We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2006 was approximately $195.0 million, $8.3 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2006 was performed and it was determined that no impairment exists.

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that 90% of our contracts are long-term whereby the average term is approximately 8.5 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in approximately 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The useful lives being used to amortize contract rights ranges from approximately 30 to 35 years.

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

Accounting Treatment for IDSs

A portion of the aggregate IDSs outstanding represents 11% Senior Secured Notes recorded as long-term debt. We have concluded that it is appropriate to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes. There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the 11% Senior Secured Notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes. If the 11% Senior Secured Notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $16.9 million, through March 31, 2006, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We have not and do not currently intend to record a liability for a potential disallowance of this interest expense deduction.

Based on U.S. generally accepted accounting principles, the proceeds of the IDS offering and the proceeds from the offering of the separate 11% Senior Secured Notes were allocated to the shares of Class A Common Stock and the underlying 11% Senior Secured Notes based on their respective relative fair values. The initial public offering price for the IDSs was equivalent to the fair value of $7.50 per share of Class A Common Stock and $6.14 in principal amount of an 11% Senior Secured Notes underlying the IDS and the fair value of the separate 11% Senior Secured Notes was equivalent to their face value.

In addition, we have concluded that there are no embedded derivative features in the IDSs or within the Class B Common Stock which requires separate accounting. The make-whole redemption provision allows us to redeem all or a portion of the 11% Senior Secured Notes prior to the date that is 60 months after

November 24, 2004, the closing date of the IPO, at a redemption price that could result in a premium, therefore resulting in an embedded derivative requiring bifurcation. However, the terms of the embedded derivative permit us to redeem the 11% Senior Secured Notes at an amount that will always exceed the fair value of the 11% Senior Secured Notes. As a result, this option will always be out of the money, and, therefore, the value ascribed to the embedded derivative is minimal. Accordingly, we have initially recorded it at a value of zero. The optional redemption provision at scheduled prices allows us to redeem all or part of the 11% Senior Secured Notes at scheduled premium prices. Although the 11% Senior Secured Notes are redeemable at a premium, further analysis under SFAS 133 has led us to conclude that the option is clearly and closely related to the economic characteristics of the 11% Senior Secured Notes and should not be bifurcated. The tax redemption provision allows us to redeem all of the 11% Senior Secured Notes at par if the interest on the 11% Senior Secured Notes is not tax deductible. As a result of the redemption price being at par and the 11% Senior Secured Notes initially recorded without a substantial premium or discount, we have concluded that this option is clearly and closely related to the economic characteristics of the 11% Senior Secured Notes and should not be bifurcated. The change of control put option allows the 11% Senior Secured Notes holders to put the 11% Senior Secured Notes to us at a price equal to 101% of par. Although the 11% Senior Secured Notes are callable at a premium, further analysis under SFAS 133 has led us to conclude that the option is clearly and closely related to the economic characteristics of the 11% Senior Secured Notes and should not be bifurcated, principally because such premium does not cause the investor to double the initial contractual rate of return.

The entire proceeds of the IPO were allocated to the Class A Common Stock and 11% Senior Secured Notes underlying IDSs and the separate 11% Senior Secured Notes, and the allocation of the IDS portion of such proceeds to the Class A Common Stock and the 11% Senior Secured Notes did not result in a substantial premium or discount. Upon subsequent issuances of 11% Senior Secured Notes or IDSs, we will evaluate whether there is a substantial discount or premium. We expect that if there is a substantial discount or premium upon a subsequent issuance of notes, certain redemption features of the 11% Senior Secured Notes may be considered not clearly and closely related, and we would separately account for these features as embedded derivates. If the embedded derivates are required to be bifurcated, we will (a) value the derivative, (b) record such value as a reduction of the 11% Senior Secured Notes (discount) with a corresponding derivative liability, (c) accrete the discount on the 11% Senior Secured Notes up to their par value using the effective interest method with a corresponding charge to interest expense, and (d) revalue the derivative liability quarterly with the difference (increase or decrease) recorded to interest expense.

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

Share-Based Compensation

We adopted SFAS No. 123R as of January 1, 2006 in conjunction with our 2006 Restricted Stock Award discussed in Note 13 of our consolidated financial statements. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on fair value of the share-based payment on the date of grant.

The fair value of all restricted shares is based on the price of our Class A Common Stock on the date of grant.

SFAS 123R also requires that we recognize compensation expense for only the portion of restricted shares that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on the employee’s position within the company and the vesting period of the respective restricted shares. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Results of Operations

The following table sets forth for the periods indicated selected statement of operations data and EBITDA, as percentages of revenue:

	Year Ended March 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Laundry operating expenses	68.3	68.3	68.9
General and administrative expenses	2.3	1.8	1.8
Depreciation and amortization	13.9	14.2	13.6
Amortization of advance location payments	3.5	3.6	3.9
Amortization of intangibles	2.6	2.7	2.9
Other items, net	—	0.2	—
Operating income	9.4	9.2	8.9
Interest expense	11.1	10.9	10.8
Interest expense — non cash preferred stock dividends	—	3.4	4.7
Interest expense — escrow interest	—	0.2	—
Transaction costs	5.8	3.2	—
Net loss(1)	(4.5)	(6.6)	(5.9)
EBITDA margin	23.6	26.5	29.3

(1)	For the 2005 Fiscal Year, net loss includes approximately $18.2 million of preferred stock dividend recorded as interest expense. For the 2004 Fiscal Year, net loss includes approximately $24.7 million of preferred stock dividend recorded as interest expense. As required by SFAS No. 150, for fiscal years ending prior to March 31, 2004, accrued and unpaid dividends have not been reclassified to interest expense.

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

EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote (4) of the table contained under “Item 6 —

Selected Financial Data — Selected Historical Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.

EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative to measurements determined in accordance with U.S. generally accepted accounting principles.

Fiscal Year Ended March 31, 2006 Compared to the Fiscal Year Ended March 31, 2005

The following table sets forth our revenues for the years indicated (in millions of dollars):

	Year Ended March 31,
	2006	2005	Change

Route	$481.7	$472.5	$9.2
Rental	36.1	34.4	1.7
Distribution	25.7	31.7	(6.0)

	$543.5	$538.6	$4.9

Revenue increased by approximately $4.9 million or approximately 1% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year.

Route revenue for the 2006 Fiscal Year increased by approximately $9.2 million or 2% from the 2005 Fiscal Year. We believe that this increase was due to price increases and an increase in third party service income.

Rental revenue for the 2006 Fiscal Year increased by approximately $1.7 million or 5% over the 2005 Fiscal Year. This increase was primarily the result of our continuing internal growth of the machine base in existing areas of operations during the current and prior years as well as the result of a minor “tuck-in” acquisition during the current year.

Distribution revenue for the 2006 Fiscal Year decreased by approximately $6.0 million or 19% from the 2005 Fiscal Year. The decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.

Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $2.7 million or less than 1% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. This increase in laundry operating expenses was due primarily to (i) an increase in commissions paid of $3.0 million, due to an increase in route revenue, (ii) an increase in taxes of approximately $2.0 million relating to miscellaneous tax items, consisting primarily of state franchise taxes, (iii) an increase in fuel costs of approximately $1.1 million primarily due to increased fuel prices, (iv) an increase in utilities of approximately $0.9 million primarily due to increased utility prices in our laundromats, (v) an increase in salaries of $0.4 and (vi) other miscellaneous operating costs and expenses that are not material individually, or in the aggregate. This increase in laundry operating expenses was offset primarily by decreased cost of sales of approximately $5.1 million due to decreased equipment sales. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.3% for both the 2006 Fiscal Year and the 2005 Fiscal Year.

General and administrative expenses increased by approximately $2.8 million or 29% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. The increase in general and administrative expenses was primarily due to (i) certain first year costs associated with the initial implementation of compliance procedures related to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) incremental public company administrative fees and expenses including but not limited to incremental director and officer liability insurance, additional directors’ fees, investor and public relations expenses, and (iii) other miscellaneous costs and additional expenses associated with being a public company, as well as stock compensation expense related to the issuance of restricted stock awards by us in February 2006. As a percentage of revenues, general and administrative expenses were approximately 2.3% for the 2006 Fiscal Year and as compared to approximately 1.8% for the 2005 Fiscal Year.

In conjunction with our 2006 Restricted Stock Awards, we adopted SFAS 123R as of January 1, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of the share-based payment at the date of grant. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, will be recognized in the Consolidated Statements of Operations from the date of grant. For the 2006 Fiscal Year we recognized approximately $0.2 million to compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 13 to our consolidated financial statements.

Depreciation and amortization expense decreased by approximately $0.9 million or 1% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.

Amortization of advance location payments decreased by approximately $0.4 million or 2% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

Amortization of intangibles decreased by approximately $0.3 million or 2% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. The decrease was primarily the result of amortization expense being recorded on an accelerated basis.

Other items, net, for the 2006 Fiscal Year of approximately $0.3 million was primarily due to a write-down of the asset value of approximately $0.2 million, relating to the sale of one of the laundromats in October 2005.

Other items, net, for the 2005 Fiscal Year of approximately $0.9 million primarily relates to additional expenses associated with the closing of California operations in the distribution business.

Operating income margin was approximately 9.4% for the 2006 Fiscal Year, as compared to approximately 9.2% for the 2005 Fiscal Year. The increase in operating income margin was primarily due to an increase in revenue partially offset by an increase in general and administrative expenses.

Transaction costs for the 2006 Fiscal Year of approximately $31.5 million consisted of (i) approximately $14.6 million of redemption premium on the 9% Senior Notes redeemed, (ii) write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach Corp. credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the retirement of the 9% Senior Notes, the refinancing of the Coinmach Corp. credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer and (v) approximately $0.4 million of non-recurring transaction fees and expenses.

Transaction costs for the 2005 Fiscal Year of approximately $17.4 million consisted of (1) approximately $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) write-off of deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses related to the Coinmach Corp. credit facility amendment aggregating approximately $1.8 million, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

Interest expense increased by approximately $1.5 million or 3% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. In the Class A Offering, we completed the purchase of approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer. Additionally, on December 19, 2005, Coinmach Corp. entered into the Amended and Restated Credit Facility comprised of a $570.0 million term loan facility, of which $230.0 million was borrowed by Coinmach Corp. on December 19, 2005 to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under its senior secured credit facility and pay related expenses (the “Credit Facility Refinancing”). On February 1, 2006, Coinmach Corp. used $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and expenses. In addition, the increase in interest expense was due to an increase in variable interest rates payable under the Amended and Restated Credit Facility resulting from a market increase in interest rates.

Interest expense-non cash preferred stock dividends were approximately $18.2 million for the 2005 Fiscal Year. As a result of the IPO in November 2004, a portion of the net proceeds thereof was used to redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock. In connection with the IDS Transactions, Holdings exchanged all of the outstanding CLC Class A preferred stock owned by it and all of the outstanding shares of common stock of AWA to us for 24,980,445 shares of Class B Common Stock, representing all of the outstanding Class B Common Stock.

Interest expense-escrow interest for the 2005 Fiscal Year of approximately $0.9 million relates to interest expense on the portion of the 9% Senior Notes that were redeemed on December 24, 2004. A portion of the net proceeds from the IPO was used to redeem 9% Senior Notes in an aggregate principal amount of $125.5 million. There was no such amount for the 2006 Fiscal Year.

The benefit for income taxes for the 2006 Fiscal Year was approximately $15.9 million as compared to a benefit for income taxes of approximately $10.2 million for the 2005 Fiscal Year. The effective tax rate for the 2006 Fiscal Year was approximately 39% as compared to approximately 22% for the 2005 Fiscal Year. The changes for the year are primarily due to deductible transaction costs incurred during the current year and non cash interest expense on the preferred stock recorded in the prior year that did not occur in the current year.

Net loss was approximately $24.6 million for the 2006 Fiscal Year, as compared to net loss of approximately $35.3 million for the 2005 Fiscal Year. The decrease in net loss was primarily the result of the non cash interest expense on the preferred stock recorded in the prior year, offset by the transaction costs relating to the redemption of debt and the refinancing of the Coinmach Corp. credit facility in the 2006 Fiscal Year that were greater than the transaction costs relating to the IDS Transactions in the prior year, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

The following table sets forth our EBITDA for each of the route, distribution and rental businesses for the years indicated (in millions of dollars):

	Year Ended March 31,
	2006	2005	Change

Route	$156.7	$155.4	$1.3
Rental	15.4	13.8	1.6
Distribution	0.7	1.4	(0.7)
Other items, net	(0.3)	(0.8)	0.5
Corporate expenses	(12.5)	(9.7)	(2.8)
Transaction costs	(31.5)	(17.4)	(14.1)

Total EBITDA(1)	$128.5	$142.7	$(14.2)

(1)	The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $31.5 million consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach Corp. credit facility and the repurchase of a portion of 11% Senior

Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach Corp. credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer, and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing. The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to exclude costs related to the IDS Transactions aggregating approximately $17.4 million consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) write-off of deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (c) expenses related to the Coinmach Corp. credit facility amendment aggregating approximately $1.8 million and (d) special bonuses aggregating approximately $0.8 million.

EBITDA was approximately $128.5 million for the 2006 Fiscal Year, as compared to approximately $142.7 million for the 2005 Fiscal Year. EBITDA margins declined to approximately 23.6% for the 2006 Fiscal Year, as compared to approximately 26.5% for the 2005 Fiscal Year. The decrease in EBITDA and EBITDA margin is primarily attributable to certain transaction costs of approximately $31.5 million relating to the redemption of debt and the refinancing of the Coinmach Corp. credit facility in the 2006 Fiscal Year offset partially by certain transaction costs of approximately $17.4 million related to the IDS Transactions in the 2005 Fiscal Year. See footnote 4 of the table contained under “Item 6 — Selected Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the years indicated in the table immediately above.

Fiscal Year Ended March 31, 2005 Compared to the Fiscal Year Ended March 31, 2004

The following table sets forth our revenues for the years indicated (in millions of dollars):

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

Other items, net, for the 2004 Fiscal Year of approximately $0.2 million primarily relates to certain costs associated with the consolidation of certain offices in the distribution business. This consolidation was the result of actions we took to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence. Offsetting these costs were additional income recognized related to the sale, as described below, of approximately $1.7 million.

In October 2002, CLC contributed its ownership interest in Resident Data, Inc. (which we refer to as “RDI”), valued at approximately $2.7 million, to Coinmach Corp. Subsequently, Coinmach Corp. sold its interest in RDI pursuant to an agreement and plan of merger between RDI and third parties for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million which was recorded in the 2003 Fiscal Year (which sale we refer to as the “RDI sale”). In connection with the RDI sale, and in addition to the cash proceeds received therefrom, Coinmach Corp. and the other sellers are entitled to their pro rata share (as determined by each seller’s previous ownership percentage of RDI) of (i) $5.0 million placed in escrow by the purchaser, subject to, among other things, the satisfaction of certain working capital adjustments and customary indemnification obligations (which is referred to as the escrow fund), and (ii) approximately $1.8 million, subject to the continued employment by RDI of certain members of its management (which is referred to as the contingent fund). The portion of such amounts to be paid to Coinmach Corp. was based on its previous ownership percentage of RDI, which was approximately 32%, and was scheduled to be paid in two installments in October 2003 and October 2004.

Amounts to be received from the escrow fund and the contingent fund were recorded as income upon our determination that such amounts were likely to be received and were reasonably estimated. In October 2003, Coinmach Corp. received approximately $0.7 million related to its share of the escrow fund and approximately

$0.3 million related to its share of the contingent fund. Based on the receipt of this first installment and other positive indicators, we determined that there was no longer uncertainty surrounding the collectibility of the portion of the escrow fund due in October 2004 of approximately $0.7 million and such amount was recorded as income for the 2004 Fiscal Year.

Operating income margins were approximately 9.2% for the 2005 Fiscal Year, as compared to approximately 8.9% for the 2004 Fiscal Year. The slight increase in operating income margin was primarily due to a reduction in operating expenses as a result of the closing of California operations in the distribution business.

Transaction costs for the 2005 Fiscal Year of approximately $17.4 million represents (1) approximately $11.3 million redemption premium on the portion of 9% Senior Notes due 2010 redeemed, (2) the write-off of the deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $2.5 million, (3) expenses related to the Coinmach Corp. credit facility amendment aggregating approximately $1.8 million, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

Interest expense increased by approximately $1.2 million or 2% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. Following consummation of the IPO in November 2004, a portion of the net proceeds thereof was used to redeem $125.5 million aggregate principal amount of the 9% Senior Notes and approximately $15.5 million of outstanding term loans under the Coinmach Corp. credit facility. As a consequence of the IPO, we issued approximately $116.1 million of 11% Senior Secured Notes underlying IDSs and $20.0 million of additional 11% Senior Secured Notes not underlying IDSs. In addition, there has been an increase in variable interest rates payable under the Coinmach Corp. credit facility resulting from a market increase in interest rates.

Interest expense-non cash preferred stock dividends decreased by approximately $6.5 million or 26% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. As a result of the IPO in November 2004, a portion of the net proceeds thereof was used to redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock. In addition, in connection with the IDS Transactions, Holdings exchanged CLC capital stock owned by it and all of the outstanding shares of common stock of AWA to us for 24,980,445 shares of Class B Common Stock, representing all of the outstanding Class B Common Stock. Pursuant to the IDS Transactions, we became controlled by Holdings.

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

The following table sets forth our EBITDA for each of the route, distribution and rental divisions for the years indicated (in millions of dollars):

	Year Ended March 31,
	2005	2004	Change

Route	$155.4	$154.4	$1.0
Rental	13.8	12.2	1.6
Distribution	1.4	(1.2)	2.6
Other items, net	(0.8)	(0.2)	(0.6)
Corporate expenses	(9.7)	(9.5)	(0.2)
Transaction costs	(17.4)	—	(17.4)

Total EBITDA(1)	$142.7	$155.7	$(13.0)

(1)	The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to exclude costs related to the IDS Transactions aggregating approximately $17.4 million consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) write-off of deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (c) expenses related to the Coinmach Corp. credit facility amendment aggregating approximately $18 million and (d) special bonuses aggregating approximately $0.8 million.

EBITDA was approximately $142.7 million for the 2005 Fiscal Year, as compared to approximately $155.7 million for the 2004 Fiscal Year. EBITDA margins declined to approximately 26.5% for the 2005 Fiscal Year, as compared to approximately 29.3% for the 2004 Fiscal Year. The decrease in EBITDA and EBITDA margin is primarily attributable to certain transaction costs of approximately $17.4 million related to the IDS Transactions. See footnote 4 of the table contained under “Item 6 — Selected Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the years indicated in the table immediately above.

Liquidity and Capital Resources

We are a holding company with no material assets other than the capital stock of our subsidiaries, an intercompany note of Coinmach Corp. and the guarantee of such intercompany note by certain subsidiaries of Coinmach Corp. Our operating income is generated by our subsidiaries. The intercompany note and related guarantees are described below under “— Financing Activities — The Intercompany Loan.” Our liquidity requirements, on a consolidated basis, primarily consist of (i) interest payments on the 11% Senior Secured Notes, (ii) interest and regularly scheduled amortization payments with respect to borrowings under the Amended and Restated Credit Facility, (iii) dividend payments, if any, on our common stock and (iv) and capital expenditures and other working capital requirements.

We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the intercompany note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Amended and Restated Credit Facility. As of March 31, 2006, we had cash and cash equivalents of approximately $62.0 million and available borrowings under the revolver portion of the Amended and Restated Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2006 were approximately $6.8 million.

Our stockholders’ equity was approximately $138.7 million as of March 31, 2006.

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

On February 9, 2006, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on March 1, 2006 to holders of record as of the close of business on February 27, 2006 (including holders of Class A Common Stock sold in the Class A Offering).

On May 10, 2006, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), and a cash dividend of $0.53477 per share of Class B Common Stock (or $12.5 million in the aggregate) for the fiscal quarter ended March 31, 2005 and the fiscal year ended March 31, 2006 which was paid on June 1, 2006 to holders of record as of the close of business on May 25, 2006.

See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” and “Item 1 — Business — Risk Factors — Risks Relating to Our Securities — The holders of IDSs and common stock may not receive the level of dividends provided for in the dividend policy that our board of directors adopted or any dividends at all” for a more detailed discussion of our dividend policy.

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

The Class A Offering

On February 8, 2006, we completed the Class A Offering of 12,312,633 shares of Class A Common Stock (including a full overallotment exercise by the underwriters on February 17, 2006) at a price to the public of

$9.00 per share. Net proceeds from the Class A Offering, including the overallotment option, were approximately $102.7 million, after expenses including underwriting discounts and commissions. The net proceeds were used (i) to complete the purchase of approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR — CLC, LLC at a repurchase price of $8.505 per share or approximately $18.7 million, described in “Item 5 — Market Price of and Dividends on Our Common Equity and Related Stockholder Matters — Issuer Purchases of Equity Securities”, (iii) to repurchase 1,605,995 shares of Class B Common Stock held by certain directors and officers of CSC at a repurchase price of $8.505 per share or approximately $13.7 million and (iv) for general corporate purposes.

The Initial Public Offering

On November 24, 2004, we completed the IPO of 18,333,333 IDSs at a public offering price of $13.64 per IDS and $20 million aggregate principal amount of separate 11% Senior Secured Notes. On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to an overallotment exercise.

Net proceeds from the IPO were approximately $254.5 million, after expenses including underwriting discounts and commissions. The net proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Coinmach Corp. credit facility and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A preferred stock and approximately $7.4 million of CLC’s outstanding Class B preferred stock.

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

On February 8, 2006, we completed the Tender Offer, purchasing approximately $48.4 million aggregate principal amount of our outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon, which amount included an early tender payment for notes tendered on or prior to the early tender payment date. The total aggregate amount paid by us in order to purchase 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million including accrued and unpaid interest thereon.

On April 28, 2006, we purchased approximately $5.6 million aggregate principal amount of our outstanding 11% Senior Secured Notes in open market purchases, for an aggregate purchase price of approximately $6.3 million including accrued and unpaid interest therein.

As of May 31, 2006, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.

Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, on each March 1, June 1, September 1 and December 1 to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.

The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC, the Intercompany Note and the related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC. If we were to consummate the Merger Event, the only lien providing security for the 11% Senior Secured Notes would be a second priority perfected lien (subject to the Intercreditor Agreement that was entered into by the trustee under the indenture governing the 11% Senior Secured Notes with the collateral agent under the Amended and Restated Credit Facility) on the capital stock of our direct domestic subsidiaries and 65% of each class of capital stock of our direct foreign subsidiaries, which lien will be contractually subordinated to the liens of the collateral agent under the Amended and Restated Credit Facility pursuant to the Intercreditor Agreement. Consequently, a second priority perfected lien on such capital stock would constitute the only security for the 11% Senior Secured Notes, and the 11% Senior Secured Notes would be effectively subordinated to the obligations outstanding under the Amended and Restated Credit Facility to the extent of the value of such capital stock.

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

At March 31, 2006, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.

Amended and Restated Credit Facility

On December 19, 2005, Coinmach Corp. entered into the Amended and Restated Credit Facility, which amended and restated the credit facility originally entered into on January 25, 2002 (the “Coinmach Corp. credit facility”). The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010.

On December 19, 2005, Coinmach Corp. borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Coinmach Corp. credit facility and pay related expenses. On February 1, 2006, Coinmach Corp. used approximately $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and any expenses.

The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At March 31, 2006, the monthly variable Eurodollar rate was 4.8125%.

The Amended and Restated Credit Facility requires Coinmach Corp. to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach Corp. and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach Corp. and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach Corp. and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Coinmach Corp. credit facility.

The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach Corp. which, if the Merger Event were completed, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach Corp.’s capital stock or its subsidiaries or the purchase, redemption or other acquisition of any of its or its subsidiaries’ capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach Corp.’s equity securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach Corp. satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach Corp.’s real and personal property and is guaranteed by each of Coinmach Corp.’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.

The Amended and Restated Credit Facility permits, subject to certain conditions, the Merger Event. In particular, the Merger Event is permitted at any time, provided that either (i) after giving effect to the merger event, we had a ratio of consolidated indebtedness less cash and cash equivalents to consolidated EBITDA of no more than 3.9 to 1.0, or (ii) our total consolidated indebtedness at the time of the merger event is at least $50.0 million less than our total consolidated indebtedness on the date the Amended and Restated Credit agreement was entered into, after giving effect to the refinancing of approximately $229.3 million of term debt under the Coinmach Corp. credit facility (which for such purpose reductions in outstanding revolver loans are disregarded unless accompanied by corresponding permanent commitment reductions). While we presently do not intend to effect the Merger Event, if we were to consummate the Merger Event, we would become the direct borrower under the Amended and Restated Credit Facility and sole owner of the capital stock of Coinmach Corp.’s subsidiaries. As a result, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of our real and personal property and would be guaranteed by each of our domestic subsidiaries.

At March 31, 2006, the $569.4 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.31% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2006 were approximately $6.8 million.

At March 31, 2006, Coinmach Corp. was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.

9% Senior Notes

On January 25, 2002, Coinmach Corp. issued $450 million aggregate principal amount of the 9% Senior Notes. On December 24, 2004, Coinmach Corp. used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).

On December 30, 2005, Coinmach Corp. delivered notice to the holders of the 9% Senior Notes that, pursuant to the indenture governing such notes, it would retire all of the outstanding 9% Senior Notes on February 1, 2006 at a redemption price equal to 104.5% of the principal amount thereof, plus accrued and unpaid interest thereon. On February 1, 2006, Coinmach Corp. used the delayed draw term loans available under the term loan portion of the Amended and Restated Credit Facility to retire all of the $324.5 million outstanding aggregate principal amount of 9% Senior Notes, plus pay approximately $14.6 million of related redemption premium. Coinmach Corp. used available cash to pay the approximately $14.6 million regularly scheduled semi-annual aggregate interest payment due on such date. As a result, effective February 1, 2006, no 9% Senior Notes were outstanding.

The Intercompany Loan

Pursuant to the IDS Transactions, we made an intercompany loan of approximately $81.7 million to Coinmach Corp. Pursuant to the Class A Offering, we made additional intercompany loans on February 8, 2006 and February 17, 2006 of approximately $88.2 million and $13.7 million, respectively (such loans together, the “Intercompany Loan”). The Intercompany Loan, which is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”), is eliminated in consolidation.

Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year, and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach Corp., ranks equally in right of payment with all existing and future senior indebtedness of Coinmach Corp. (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach Corp. Certain of Coinmach Corp.’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan contains covenants that are substantially the same as those provided in the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by us to secure the repayment of the 11% Senior Secured Notes.

If at any time Coinmach Corp. is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that we undertake an offering of IDSs or Class A Common Stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to Coinmach Corp. and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.

At March 31, 2006, Coinmach Corp. was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness. As of May 31, 2006, there was $183.6 million outstanding under the Intercompany Note.

11% Senior Secured Note Repurchases

On February 8, 2006, we completed the Tender Offer, purchasing approximately $48.4 million aggregate principal amount of our outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon, which amount included an early tender payment for notes tendered on or prior to the early tender payment date. The total aggregate amount paid by us in order to purchase 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million including accrued and unpaid interest thereon.

On April 28, 2006, we purchased approximately $5.6 million aggregate principal amount of our outstanding 11% Senior Secured Notes in open market purchases, for an aggregate purchase price of approximately $6.3 million including accrued and unpaid interest therein.

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

Capital Expenditures

Capital expenditures excluding approximately $3.4 million relating to acquisition capital expenditures (net of proceeds from the sale of equipment) for the 2006 Fiscal Year were approximately $69.3 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the 2006 Fiscal Year included approximately $6.9 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the years indicated (in millions of dollars):

	Year Ended March 31,
	2006	2005	Change

Route	$57.3	$64.2	$(6.9)
Rental	5.0	3.8	1.2
Distribution	0.4	0.4	—
Corporate	6.6	1.9	4.7

	$69.3	$70.3	$(1.0)

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

Summary of Contractual Obligations

The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of March 31, 2006 (in millions of dollars):

		Payment Due in Fiscal Year
	Total	2007	2008	2009	2010	2011	After

Long-Term Debt Obligations	$657.5	$8.1	$2.3	$3.2	$5.7	$5.8	$632.4
Interest on Long-Term Debt(1)	435.0	50.7	50.4	50.3	49.9	49.5	184.2
Capital Lease Obligations(2)	7.7	3.6	2.4	1.4	0.3	—	—
Operating Lease Obligations	28.5	8.2	6.0	4.9	4.0	2.5	2.9

	$1,128.7	$70.6	$61.1	$59.8	$59.9	$57.8	$819.5

(1)	As of March 31, 2006, $569.4 million of our long-term debt outstanding under the Amended and Restated Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 7.31% based on the Eurodollar rate in effect at March 31, 2006. In addition, approximately $87.7 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Amended and Restated Credit Facility, Coinmach Corp. is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed interest rate of approximately 7.40%, thereby reducing the impact of interest rate changes on future interest expense. At March 31, 2006, there were $87.7 million principal amount of 11% Senior Secured Notes outstanding. On April 28, 2006, we purchased approximately $5.6 million aggregate principal amount of our outstanding 11% Senior Secured Notes in open market purchases, which has been added to the payments due for the fiscal year ending March 31, 2007.

(2)	Includes both principal and interest.

Off-balance Sheet Arrangements

At March 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Future Capital Needs and Resources

Our near-term cash requirements are primarily related to payment of interest on our existing consolidated indebtedness, capital expenditures, working capital and, if and when declared by our board of directors, dividend payments on our common stock. Substantially all of our consolidated long-term debt is scheduled to mature on or after December 19, 2012, the date on which the remaining balances under the Amended and Restated Credit Facility’s term loans become due. However, our consolidated level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

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

Certain Accounting Treatment

Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles which aggregated approximately $108.9 million for the 2006 Fiscal Year and approximately $110.4 million for the 2005 Fiscal Year reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of March 31, 2006, we had approximately $339.4 million outstanding relating to our variable rate debt portfolio.

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.8 million, assuming the total amount of variable interest rate debt outstanding was $339.4 million, the balance as of March 31, 2006.

On November 17, 2005, Coinmach Corp. entered into two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

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

Our audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-39 hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based specifically on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements for external purposes and in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2006 using the specific criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006, we did not maintain effective control over the franchise and income tax process. Specifically, we did not adequately identify, quantify and account for such taxes; reconcile certain tax accounts on a timely basis; and we did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. These deficiencies resulted in a $2.0 million reclassification between the deferred tax liability and current tax payable accounts as well as deferred income tax expense and operating expense. These errors have been corrected by management in the accompanying consolidated financial statements. Had these errors not been detected, these control deficiencies could have resulted in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, based on the specific criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management determined that these control deficiencies constitute a material weakness.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of March 31, 2006.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness described above, management has begun to implement additional policies and procedures relating to our accounting for franchise and income taxes. In this regard, we are implementing enhanced control procedures over the accounting and the reconciliation process for franchise and income taxes including instituting monthly reconciliations of all tax related accounts. In addition, we are expanding the role of our tax consultant to assist us in formalizing processes, procedures and documentation standards relating to franchise and income tax accounting resulting in a more timely reconciliation of related account balances and identification of differences between the income tax basis and financial reporting basis of assets and liabilities. We expect to have the remediation completed no later than September 30, 2006.

Inherent Limitations on Effectiveness of Controls.

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Coinmach Service Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Coinmach Service Corp. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. At of March 31, 2006, the Company did not maintain effective control over its franchise and income tax process. Specifically, the Company did not adequately identify, quantify and account for such taxes; reconcile certain tax accounts on a timely basis; and it did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. These deficiencies resulted in a $2.0 million reclassification between the deferred tax liability and current tax payable accounts as well as deferred income tax expense and operating expense. The combination of these control deficiencies results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected in the annual or interim consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

/s/  Ernst & Young LLP

New York, New York
June 9, 2006

Item 9B.  OTHER INFORMATION

Effective June 14, 2006 our board of directors amended and restated our bylaws in order to expand the officers authorized to preside at annual meetings or special meetings of stockholders to include the Chief Financial Officer or such other officer as may be designated by our board of directors. Such bylaws, as amended and restated, are attached as an exhibit to this annual report on Form 10-K.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information”, the information required by this item will appear in the sections entitled “Proposal 1 — Election of Directors,” “Our Management”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors and its Committees” included in our definitive proxy statement to be filed on or before July 16, 2006, relating to our 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will appear in the section entitled “Our Management” included in our definitive proxy statement to be filed on or before July 16, 2006, relating to our 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will appear in the sections entitled “Stock Ownership of Certain Beneficial Owners” and “Our Management” included in our definitive proxy statement to be filed on or before July 16, 2006, relating to our 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement to be filed on or before July 16, 2006, relating to our 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will appear in the section entitled “Proposal 2 — Ratification of Appointment of the Independent Registered Public Accounting Firm” and “Corporate Governance” included in our definitive proxy statement to be filed on or before July 16, 2006, relating to our 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)(2) Financial Statements and Schedules required to be filed in satisfaction of Item 8 — see Index to Consolidated Financial Statements and Schedule appearing on Page F-1. Schedules not required have been omitted.

(3) Exhibits: Those exhibits required to be filed by Item 601 of Regulation S-K under the Securities Act are listed in the Exhibit Index, and such listing is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Service Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Plainview, State of New York on June 14, 2006.

COINMACH SERVICE CORP.

By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 14, 2006	By:	/s/ STEPHEN R. KERRIGAN

Stephen R. Kerrigan Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2006	By:	/s/ ROBERT M. DOYLE

Robert M. Doyle Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 14, 2006	By:	/s/ BRUCE V. RAUNER

Bruce V. Rauner Director

Date: June 14, 2006	By:	/s/ DAVID A. DONNINI

David A. Donnini Director

Date: June 14, 2006	By:	/s/ JAMES N. CHAPMAN

James N. Chapman Director

Date: June 14, 2006	By:	/s/ WOODY M. McGEE

Woody M. McGee Director

Date: June 14, 2006	By:	/s/ JOHN R. SCHEESSELE

John R. Scheessele Director

Date: June 14, 2006	By:	/s/ WILLIAM M. KELLY

William M. Kelly Director

(All other financial schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Coinmach Service Corp.

We have audited the accompanying consolidated balance sheets of Coinmach Service Corp. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Service Corp. and Subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Ernst & Young LLP

New York, New York
June 9, 2006

Coinmach Service Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2006	2005
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$62,008	$57,271
Receivables, less allowance of $4,326 and $3,794	5,635	6,486
Inventories	11,458	12,432
Assets held for sale	—	2,475
Prepaid expenses	4,375	4,994
Interest rate swap asset	2,615	832
Other current assets	1,796	2,625

Total current assets	87,887	87,115
Advance location payments	67,242	72,222
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	578,700	526,158
Land, building and improvements	39,098	34,729
Trucks and other vehicles	37,624	32,507

	655,422	593,394
Less accumulated depreciation and amortization	(403,024)	(329,130)

Net property, equipment and leasehold improvements	252,398	264,264
Contract rights, net of accumulated amortization of $114,535 and $100,975	296,912	309,698
Goodwill	206,196	204,780
Other assets	11,531	18,597

Total assets	$922,166	$956,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,528	$22,536
Accrued expenses	15,128	11,447
Accrued rental payments	33,044	30,029
Accrued interest	3,563	9,512
Current portion of long-term debt	11,151	17,704

Total current liabilities	80,414	91,228
Deferred income taxes	49,984	65,546
Long-term debt	653,102	690,687

Total liabilities	783,500	847,461
Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 29,113,641 shares issued and outstanding at March 31, 2006 and 18,911,532 shares issued and outstanding at March 31, 2005	291	189
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding at March 31, 2006 and 24,980,445 shares issued and outstanding at March 31, 2005	234	250
Capital in excess of par value	389,616	319,038
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	1,547	492
Accumulated deficit	(245,034)	(202,754)
Deferred compensation	—	(12)

Total stockholders’ equity	138,666	109,215

Total liabilities and stockholders’ equity	$922,166	$956,676

See accompanying notes.

Coinmach Service Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,
	2006	2005	2004
	(In thousands except share data)

Revenues	$543,485	$538,604	$531,088
Cost and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	370,647	367,974	365,709
General and administrative (including stock-based compensation expense of $210, $74 and $176, respectively)	12,517	9,694	9,460
Depreciation and amortization	75,556	76,431	72,529
Amortization of advance location payments	19,219	19,578	20,576
Amortization of intangibles	14,118	14,431	15,472
Other items, net	310	855	230

	492,367	488,963	483,976

Operating income	51,118	49,641	47,112
Interest expense	60,099	58,572	57,377
Interest expense — non cash preferred stock dividends	—	18,230	24,714
Interest expense — escrow interest	—	941	—
Transaction costs	31,486	17,389	—

Loss before income taxes	(40,467)	(45,491)	(34,979)

(Benefit) provision for income taxes:
Current	400	—	105
Deferred	(16,285)	(10,166)	(3,753)

	(15,885)	(10,166)	(3,648)

Net loss	$(24,582)	$(35,325)	$(31,331)

Distributed earnings per share:
Class A Common Stock	$0.82	$0.09	$—
Class B Common Stock	$—	$0.04	$—
Basic and diluted net loss per share:
Class A Common Stock	$(0.11)	$(1.13)	$—
Class B Common Stock	$(0.93)	$(1.18)	$(1.25)
Weighted average common stock outstanding:
Class A Common Stock	20,465,051	6,255,661	—
Class B Common Stock	24,846,612	24,980,445	24,980,445
Cash dividends per share:
Class A Common Stock	$0.82	$0.09
Class B Common Stock	$—	$0.04

See accompanying notes.

--landscape--

Coinmach Service Corp. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Class A	Class B		Capital in	Carryover	Accumulated Other			Total
	Common	Common	Common	Excess	Basis	Comprehensive Income	Accumulated	Deferred	Stockholders’
	Stock	Stock	Stock	of Par	Adjustment	(Loss) Net of Tax	Deficit	Compensation	(Deficit) Equity
	(In thousands)

Balance March 31, 2003	$—	$—	$167	$5,027	$(7,988)	$(2,007)	$(133,397)	$(262)	$(138,460)
Common stock retired	—	—	—	(5)	—	—	—	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(31,331)	—	(31,331)
Gain on derivative instruments	—	—	—	—	—	1	—	—	1

Total comprehensive loss									(31,330)
Stock-based compensation	—	—	—	—	—	—	—	176	176

Balance, March 31, 2004	—	—	167	5,022	(7,988)	(2,006)	(164,728)	(86)	(169,619)
Issuance of common stock (net of issuance costs of $12,479)	189	—	—	129,169	—	—	—	—	129,358
Exchange of preferred and common stock for Class B Common Stock		250	(167)	184,847	—	—	—	—	184,930
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,325)	—	(35,325)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	—	—	2,498	—	—	2,498

Total comprehensive loss									(32,827)
Dividends	—	—	—	—	—	—	(2,701)	—	(2,701)
Stock-based compensation	—	—	—	—	—	—	—	74	74

Balance, March 31, 2005	189	250	—	319,038	(7,988)	492	(202,754)	(12)	109,215
Issuance of common stock (net of issuance costs of $8,155)	123	—	—	102,536	—	—	—	—	102,659
Purchase and retirement of Class A and Class B common stock	(22)	(16)	—	(32,327)	—	—	—	—	(32,365)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(24,582)	—	(24,582)
Gain on derivative instruments, net of income tax of $723	—	—	—	—	—	1,055	—	—	1,055

Total comprehensive loss									(23,527)
Adjustment to IDS transaction costs	—	—	—	172	—	—	—	—	172
Dividends	—	—	—	—	—	—	(17,698)	—	(17,698)
Stock-based compensation	1	—	—	197	—	—	—	12	210

Balance, March 31, 2006	$291	$234	$—	$389,616	$(7,988)	$1,547	$(245,034)	$—	$138,666

See accompanying notes.

Coinmach Service Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(24,582)	$(35,325)	$(31,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,556	76,431	72,529
Amortization of advance location payments	19,219	19,578	20,576
Amortization of intangibles	14,118	14,431	15,472
Interest expense — non cash preferred stock dividend	—	18,230	24,714
Gain on sale of investment and equipment	(327)	(557)	(1,232)
Deferred income taxes	(16,285)	(10,166)	(3,753)
Amortization of deferred issue costs	1,905	2,326	2,414
Premium on redemption of 9% senior notes due 2010	14,603	11,295	—
Premium on redemption of 11% senior secured notes due 2024	4,833	—	—
Write-off of deferred issue costs	9,566	3,475	—
Stock based compensation	210	74	176
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(805)	968	(1,384)
Receivables, net	880	(279)	4,246
Inventories and prepaid expenses	1,593	(702)	2,247
Accounts payable and accrued expenses	1,603	3,256	(7,077)
Accrued interest	(5,949)	1,963	(545)

Net cash provided by operating activities	96,138	104,998	97,052

Investing activities
Additions to property, equipment and leasehold improvements	(57,937)	(53,444)	(65,460)
Advance location payments to location owners	(14,239)	(18,051)	(21,272)
Additions to net assets related to acquisitions of businesses	(3,436)	(628)	(3,615)
Proceeds from sale of investment	—	277	1,022
Proceeds from sale of property and equipment	2,884	919	876

Net cash in investing activities	(72,728)	(70,927)	(88,449)

Financing activities
Proceeds from issuance of Class A Common Stock	$102,659	$—	$—
Common Stock repurchases	(32,365)	—	—
Cash dividends paid	(17,698)	(2,701)	—
Redemption of preferred stock	—	(99,208)	—
Receivables from stockholders	—	—	(1)
Proceeds from credit facility	570,000	—	8,700
Repayments under credit facility	(241,082)	(19,830)	(9,613)
Redemption of 9% senior notes due 2010	(324,500)	(125,500)	—
Payment of premium on 9% senior notes due 2010	(14,603)	(11,295)	—
Redemption of 11% senior secured notes due 2024	(48,401)	—	—
Payment of premium on 11% senior secured notes due 2024	(4,833)	—	—
Debt issuance costs	(3,108)	—	—
Principal payments on capitalized lease obligations	(4,668)	(4,331)	(3,995)
(Repayments to) borrowings from bank and other borrowings	(246)	105	498
IDS and third party senior secured notes issuance costs	172	(23,643)	—
Proceeds from issuance of IDSs	—	257,983	—
Proceeds from issuance of third party senior secured notes	—	20,000	—

Net cash used in financing activities	(18,673)	(8,420)	(4,411)

Net increase in cash and cash equivalents	4,737	25,651	4,192
Cash and cash equivalents, beginning of year	57,271	31,620	27,428

Cash and cash equivalents, end of year	$62,008	$57,271	$31,620

Supplemental disclosure of cash flow information
Interest paid	$64,143	$55,224	$55,614

Income taxes paid	$254	$301	$158

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$4,759	$4,199	$3,929

Transfer of assets held for sale to fixed assets	$1,936	$—	$—

See accompanying notes.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation (“CSC”), and all of its subsidiaries, including Coinmach Corporation, a Delaware corporation (“Coinmach”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC (“Holdings”). Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the “Company”, “we”, “us” and “our” shall mean CSC and its subsidiaries.

CSC and its wholly owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by CSC and Coinmach, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a Delaware corporation and a wholly-owned subsidiary of Coinmach, constructs, designs and retrofits laundromats and distributes laundromat equipment.

The IDS Transactions

CSC had no operating activity from the date of its incorporation through November 24, 2004. In November and December 2004, CSC completed its initial public offerings (the “IPO”) of (i) 18,911,532 Income Deposit Securities (“IDSs”) (including a partial exercise of the underwriters’ overallotment option on December 21, 2004), at a price to the public of $13.64 per IDS (each IDS consisting of one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and an 11% senior secured note due 2024 in a principal amount of $6.14), and (ii) $20.0 million aggregate principal amount of 11% senior secured notes due 2024 separate and apart from the IDSs (such notes, together with the 11% senior secured notes underlying IDSs, the “11% Senior Secured Notes”).

In connection with the IPO and certain related corporate reorganization transactions, (i) Holdings exchanged its capital stock of Coinmach Laundry Corporation, a Delaware corporation (“CLC” or “Laundry Corp.”) and all of its shares of common stock of AWA for 24,980,445 shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), representing all of the Class B Common Stock outstanding, and (ii) CLC, at the time a direct wholly-owned subsidiary of Holdings, became a direct wholly-owned subsidiary of CSC. As a result, the Class B Common Stock of CSC became owned by Holdings.

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

Net proceeds from the IPO were approximately $254.5 million after expenses including underwriting discounts and commissions. CSC used a portion of the proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

a capital contribution to CLC aggregating approximately $170.8 million, of which approximately $165.6 million was contributed by CLC to Coinmach. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). Coinmach used the net proceeds along with available cash to (i) redeem a portion of Coinmach’s 9% senior notes due 2010 (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A Preferred Stock (as defined below) (representing all of its then outstanding Class A Preferred Stock) and approximately $7.4 million of CLC’s outstanding Class B Preferred Stock (representing a portion of its then outstanding Class B Preferred Stock).

As a result of the IDS Transactions, the Company incurred approximately $23.5 million in issuance costs, including underwriting discounts and commissions, of which approximately $12.4 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.1 million related to the 11% Senior Secured Notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024. The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005, which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the unamortized deferred financing costs related to the redemption of the 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses to senior management related to the IDS Transactions aggregating approximately $0.8 million. CSC incurred additional expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2006 of approximately $0.3 million relating to the IDS Transactions.

The Class A Common Stock Offering

On February 8, 2006, CSC completed a public offering of 12,312,633 shares of Class A Common Stock (including an overallotment exercise by the underwriters on February 17, 2006) at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering, including net proceeds from the exercise of the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the 11% Senior Secured Notes, approximately $101.9 million of the net proceeds from the Class A Offering were loaned to Coinmach in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach distributed the net proceeds from the Class A Offering to CLC who in turn distributed them to the Company. As a result of the Class A Offering, the Company incurred approximately $8.2 million in issuance costs, including underwriting discounts and commissions, which was recorded as a reduction of the proceeds from its sale of the Class A Common Stock. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operation for the fiscal year ended March 31, 2006, which included (i) the premium (including an early tender payment of approximately $0.5 million) paid to redeem the 11% Senior Secured Notes of approximately $4.8 million, (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iii) certain direct expenses related to the Tender Offer of approximately $1.0 million which includes approximately $0.5 million relating to special bonuses.

The net proceeds, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer described

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in Note 3, and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR — CLC, LLC at a repurchase price of $8.505 per share or aggregating approximately $18.7 million, (iii) to repurchase 1,605,995 shares of Class B Common Stock at a repurchase price of $8.505 per share or aggregating approximately $13.7 million and (iv) for general corporate purposes.

Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge Laundry Corp. and Coinmach Corp. into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to satisfy these and other applicable conditions with respect to the Merger Event and consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Amended and Restated Credit Facility (as defined above) and sole owner of the capital stock of Coinmach Corp.’s subsidiaries. We are not currently contemplating completion of the Merger Event.

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

In addition, on all matters for which a vote of CSC stockholders is required, each holder of Class B Common Stock is initially entitled to two votes per share. However, if at any time Holdings and certain permitted transferees collectively own less than 25% in the aggregate of our then outstanding shares of Class A Common Stock and Class B Common Stock (subject to adjustment in the event of any split, reclassification, combination or similar adjustments in shares of CSC common stock), at such time, and at all times thereafter, all holders of Class B Common Stock shall only be entitled to one vote per share on all matters for which a vote of CSC common stockholders is required. The dividend and redemption rights of Class B common stockholders and their exclusive right to vote on the amendment of certain provisions of CSC’s certificate of incorporation would not be affected by such event. Only the Class B common stockholders may vote, as a single class, to amend provisions of the certificate of incorporation relating to (i) an increase or decrease in the number of authorized shares of Class B Common Stock or (ii) changes that affect voting, dividend or redemption rights or restrictions solely to which shares of Class B Common Stock are entitled or subject and do not materially adversely affect the dividend or voting rights or restrictions to which the shares of Class A Common Stock are entitled or subject. Any such amendment will require the affirmative vote of the holders of a majority of all the outstanding shares of Class B Common Stock.

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

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

dividends, if any, payable on June 1, 2006. The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law. Payment of dividends on all classes of CSC common stock are not cumulative.

Appliance Warehouse Transfer

On November 29, 2002, Coinmach transferred all of the assets of the Appliance Warehouse division of Coinmach to AWA. The value of the assets transferred as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to Coinmach (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA.

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

Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $20.0 million for the year ended March 31, 2006, $24.1 million for the year ended March 31, 2005 and $20.8 million for the year ended March 31, 2004.

No single customer represents more than 2% of the Company’s total revenues. In addition, the Company’s ten largest customers taken together account for less than 10% of the Company’s total revenues.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

	March 31,
	2006	2005

Laundry equipment	$7,884	$8,882
Machine repair parts	3,574	3,550

	$11,458	$12,432

Long-Lived Assets

Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2006.

Assets Held for Sale

During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $350,000, which closed on October 19, 2005, and which resulted in a write down of the related asset value by approximately $190,000. This write down is reflected in Other Items, net, on the Statement of Operations for the fiscal year ended March 31, 2006. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company has ceased all marketing efforts and has decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1,936,000 as of December 31, 2005, which represents their historical cost. The Company believes the fair value of these laundromats exceeded the historical cost on the date of transfer.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2006 and 2005 is as follows (in thousands):

	March 31,
	2006	2005

Route	$195,026	$195,026
Rental	8,253	6,837
Distribution	2,917	2,917

	$206,196	$204,780

During the fiscal year ended March 31, 2006, the Company made several acquisitions aggregating approximately $3.4 million. Based on a preliminary purchase price allocation, the Company allocated approximately $1.4 million to goodwill.

The Company performed its annual assessment of goodwill as of January 1, 2006 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to income. Goodwill rollforward for the years ended March 31, 2006 and 2005 consists of the following (in thousands):

	March 31,
	2006	2005

Goodwill — beginning of year	$204,780	$204,780
Acquisition	1,416	—

Goodwill — end of year	$206,196	$204,780

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

Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,

2007	$13.3
2008	12.9
2009	12.6
2010	12.3
2011	12.0

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

Advance Location Payments

Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term, and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the balance sheet as a component of prepaid expenses.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in stockholders’ equity excluding changes in ownership interests. Comprehensive income (loss) consists of gains on derivative instruments (interest rate swap agreements).

Other Assets

At March 31, 2006, other assets include deferred financing costs related to the 11% Senior Secured Notes and the Amended and Restated Credit Facility of approximately $9.9 million, net of accumulated amortization of approximately $2.6 million.

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

The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive income and upon settlement subsequently reclassified into earnings.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the expense recognition provisions of SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. See Note 13 “2004 Long-Term Incentive Plan” for further discussion on stock-based compensation.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2006	2005

IDS 11% Senior Secured Notes	$87,716	$116,117
Third party 11% Senior Secured Notes	—	20,000
Credit facility indebtedness	569,425	240,507
9% Senior Notes due 2010	—	324,500
Obligations under capital leases	6,721	6,630
Other long-term debt with varying terms and maturities	391	637

	664,253	708,391
Less current portion	11,151	17,704

	$653,102	$690,687

a.	11% Senior Secured Notes

The 11% Senior Secured Notes were issued on November 24, 2004 and December 21, 2004 as part of the IPO. At March 31, 2006, there was approximately $87.7 million aggregate principal amount of 11% Senior Secured Notes outstanding.

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

On February 8, 2006, the Company completed an offer (which offer commenced on January 5, 2006 and was amended and supplemented on January 17, 2006) to purchase for cash (the “Tender Offer”) approximately $48.4 million aggregate principal amount of its outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon to, but excluding, the payment date for the 11% Senior Secured Notes. Such consideration consisted of (1) $6.6926 per $6.14 principal amount of 11% Senior Secured Notes and (2) an additional $0.0614 (the “Early Tender Payment”) per $6.14 principal amount of 11% Senior Secured Notes, which was paid only to such notes which were validly tendered (and not withdrawn) on or prior to January 25, 2006. The total aggregate amount paid by the Company in order to purchase the 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million, including accrued and unpaid interest thereon of approximately $1.8 million.

The Company recorded a charge to operations of approximately $9.3 million in fiscal quarter ending March 31, 2006, consisting of (i) the premium paid to redeem such 11% Senior Secured Notes of approximately $4.3 million, (ii) the Early Tender Payment, of approximately $0.5 million, (iii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iv) certain direct expenses related to the Tender Offer of approximately $1.0 million which includes approximately $0.5 million relating to special bonuses.

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

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of the Company’s existing and future assets, including the common stock of AWA, the capital stock of CLC and the Intercompany Note and the related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC. While we presently do not intend to effect the Merger Event, if we were to consummate the Merger Event, the only lien providing security for the 11% Senior Secured Notes would be a second priority perfected lien (subject to an intercreditor agreement (the “Intercreditor Agreement”) that was entered into by the trustee under the indenture governing the 11% Senior Secured Notes with the collateral agent under the Amended and Restated Credit Facility) on the capital stock of CSC’s direct domestic subsidiaries and 65% of each class of capital stock of CSC’s direct foreign subsidiaries, which lien will be contractually subordinated to the liens of the collateral agent under the Amended and Restated Credit Facility pursuant to the Intercreditor Agreement. Consequently, a second priority perfected lien on such capital stock would constitute the only security for the 11% Senior Secured Notes, and the 11% Senior Secured Notes would be effectively subordinated to the obligations outstanding under the Amended and Restated Credit Facility to the extent of the value of such capital stock. If we were to consummate the Merger Event, the subsidiaries of CSC would guarantee the 11% Senior Secured Notes on a senior unsecured basis.

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

At March 31, 2006, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.

On April 28, 2006, the Company purchased approximately $5.6 million aggregate principal amount of its outstanding 11% Senior Secured Notes in open market purchases. The total consideration for each $6.14 principal amount of 11% Senior Secured Notes purchased was $6.708 plus accrued and unpaid interest thereon (aggregating approximately $6.3 million), but excluding, the payment date for the 11% Senior Secured Notes. On May 1, 2006, as a result of such purchase, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.

The Company will record a charge to operations of approximately $0.9 million in the quarter ending June 30, 2006 which will represent the premium paid to purchase such 11% Senior Secured Notes of approximately $0.5 million and the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

b.	Amended and Restated Credit Facility

On January 25, 2002, Coinmach entered into the Senior Secured Credit Facility, which was comprised of: (i) a revolving credit facility with a maximum borrowing limit of $75 million and (ii) $280 million in aggregate principal amount of term loans.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On December 19, 2005, Coinmach, Laundry Corp. and certain subsidiary guarantors entered into an amendment and restatement of the Senior Secured Credit Facility (such amendment and restatement, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Amended and Restated Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders there under.

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

The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At March 31, 2006, the monthly variable Eurodollar rate was 4.8125%.

As a result of the Credit Facility Refinancing, Coinmach incurred approximately $3.1 million in issuance costs related to the Amended and Restated Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012. In addition to the issuance costs, Coinmach incurred certain expenses that were classified as transaction costs on the Consolidated Statement of Operations for the fiscal year ended March 31, 2006, which included (1) the write-off of the unamortized deferred financing costs related to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million and (2) expenses aggregating approximately $1.0 million related to the Senior Secured Credit Facility that was amended.

The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there is no required amount that is payable relating to the annual excess cash flow of the Company.

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

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

If we were to consummate the Merger Event, CSC would replace Coinmach as the borrower under the Amended and Restated Credit Facility. As a result of the Merger Event, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of CSC’s real and personal property and would be guaranteed by each of CSC’s domestic subsidiaries.

At March 31, 2006, the $569.4 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.31% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2006 were approximately $6.8 million.

At March 31, 2006, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.

Debt outstanding under the Amended and Restated Credit Facility consists of the following (in thousands):

	March 31,
	2006	2005

Tranche term loan B, quarterly payments of approximately $575, increasing to approximately $1,425 on March 31, 2009 with the final payment of approximately $541,725 on December 19, 2012 (Interest rate of 7.3125% at March 31, 2006)	$569,425	$240,507
Revolving line of credit	—	—

	$569,425	$240,507

c.	9% Senior Notes

On January 25, 2002, Coinmach issued $450 million aggregate principal amount of the 9% Senior Notes. On December 24, 2004, Coinmach used a portion of the proceeds of the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).

On December 30, 2005, Coinmach delivered notice to the holders of the 9% Senior Notes that, pursuant to the indenture governing such notes, it would retire all of the outstanding 9% Senior Notes on February 1, 2006 at a redemption price equal to 104.5% of the principal amount thereof, plus accrued and unpaid interest thereon. On February 1, 2006, Coinmach used the delayed draw term loans available under the term loan portion of the Amended and Restated Credit Facility to retire all of the $324.5 million outstanding aggregate principal amount of 9% Senior Notes, plus pay approximately $14.6 million of related redemption premium. Coinmach used available cash to pay the approximately $14.6 million regularly scheduled semi-annual aggregate interest payment due on such date. As a result, effective February 1, 2006, no 9% Senior Notes were outstanding.

The retirement of the 9% Senior Notes resulted in a charge to operations in the fourth fiscal quarter of approximately $19.2 million consisting of (a) the redemption premium of approximately $14.6 million, (b) the write-off of unamortized deferred financing costs of approximately $4.5 million and (c) related fees and expenses of approximately $0.1 million.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate maturities of debt during the next five years and thereafter as of March 31, 2006 are as follows (in thousands):

Principal
Years Ending March 31,	Amount

2007	$11,151
2008	4,485
2009	4,505
2010	6,000
2011	5,756
Thereafter	632,356

Total debt	$664,253

Intercompany Loan

In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan on February 8, 2006 and February 17, 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. As a result of the retirement on February 1, 2006 of all the outstanding 9% Senior Notes, the Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

If at any time Coinmach is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A Common Stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to Coinmach and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.

If we were to consummate the Merger Event, the Intercompany Loan would no longer be outstanding.

At March 31, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.

Interest Rate Swaps

On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1,

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $1.1 million, net of tax, in the stockholders’ equity section for the fiscal year ended March 31, 2006, relating to the interest rate swaps that qualify as cash flow hedges.

4.	Retirement Savings Plan

Coinmach maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Contributions to such plan amounted to approximately $500,000 for the year ended March 31, 2006, $502,000 for the year ended March 31, 2005 and $499,000 for the year ended March 31, 2004. The Company does not provide any other post-retirement benefits.

5.	Income Taxes

The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2006	2005

Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$97,084	$108,058
Interest rate swap	1,063	340
Other	2,123	1,798

Total deferred tax liabilities	100,270	110,196

Deferred tax assets:
Net operating loss carryforwards	55,430	51,754
Covenant not to compete	1,267	1,073
Transaction costs	2,726	—
Other	1,593	2,113

Total deferred tax assets	61,016	54,940
Valuation allowance	(10,730)	(10,290)

Net deferred tax assets	50,286	44,650

Net deferred tax liability	$49,984	$65,546

The net operating loss carryforwards of approximately $136.0 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. The valuation allowance increased by approximately $0.4 million from March 31, 2005 to March 31, 2006.

The benefit for income taxes consists of (in thousands):

	Year Ended March 31,
	2006	2005	2004

Federal	$(13,720)	$(7,926)	$(2,948)
State	(2,165)	(2,240)	(700)

	$(15,885)	$(10,166)	$(3,648)

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in state tax benefit for the year ended March 31, 2006 are $0.4 million of current state income taxes.

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004

Expected tax benefit	$(14,164)	$(15,921)	$(12,243)
State tax benefit, net of federal taxes	(2,135)	(1,456)	(473)
Non deductible interest — non cash Preferred Stock dividends	—	6,381	8,649
Valuation allowance	440	—	—
Permanent book/tax differences:	(26)	830	419

Tax benefit	$(15,885)	$(10,166)	$(3,648)

6.	Loss per Common Share

Basic loss per share for the two classes of common stock is calculated by dividing net loss, adjusted for dividends, by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any dilutive securities outstanding.

Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. In computing the weighted average number of shares of Class B Common Stock outstanding for the fiscal years ended March 31, 2005 and 2004, the calculation assumes that the Class B Common Stock was outstanding for the entire fiscal year. In computing the weighted average number of shares of Class A Common Stock outstanding for the fiscal year ended March 31, 2004, the calculation assumes that there was no Class A Common Stock

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

outstanding. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Year Ended March 31,
	2006	2005	2004

Net loss	$(24,582)	$(35,325)	$(31,331)
Add: Dividends paid on common stock	(17,698)	(2,701)	—

Undistributed loss available to Class A and Class B common stock	$(42,280)	$(38,026)	$(31,331)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(19,096)	$(7,615)	$—
Class B Common Stock	(23,184)	(30,411)	(31,331)

Total	$(42,280)	$(38,026)	$(31,331)

Weighted average common stock outstanding:
Class A Common Stock	20,465,051	6,255,661	—
Class B Common Stock	24,846,612	24,980,445	24,980,445

Total	45,311,663	31,236,106	24,980,445

Distributed earnings per share:
Class A Common Stock	$0.82	$0.09	$—
Class B Common Stock	$—	$0.04	$—
Undistributed loss per share:
Class A Common Stock	$(0.93)	$(1.22)	$—
Class B Common Stock	$(0.93)	$(1.22)	$(1.25)
Basic and diluted net loss per share:
Class A Common Stock	$(0.11)	$(1.13)	$—
Class B Common Stock	$(0.93)	$(1.18)	$(1.25)

On February 9, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on March 1, 2006 to holders of record as of the close of business on February 27, 2006 (including holders of Class A Common Stock sold in the Class A Offering).

On May 10, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate) and a cash dividend of $0.53477 per share of Class B Common Stock for its fiscal quarter ended March 31, 2005 and the fiscal year ended March 31, 2006 (or $12.5 million in aggregate), which cash dividend was paid on June 1, 2006 to holders of record as of the close of business on May 25, 2006.

7.	Redeemable Preferred Stock and Stockholders’ Equity

In July 2000, CLC issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class A Preferred Stock”), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class B Preferred Stock” and, together with the Class A Preferred Stock, (the “Preferred Stock”) and

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(iii) 59,823.30 shares of common stock, par value $2.50 per share (the “Common Stock”). The Preferred Stock did not have voting rights, had a liquidation value of $2.5 million per share and was mandatory redeemable on July 5, 2010.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 were not reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the years ended March 31, 2005 and 2004, the Company had recorded approximately $18.2 million and $24.7 million, respectively, of Preferred Stock dividends as interest expense.

In November 2004 and December 2004, in connection with the IDS Transaction, a portion of the net proceeds from the initial public offering were used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of its outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock. All unredeemed preferred stock of CLC was exchanged by Holdings with CSC for additional shares of Class B Common Stock.

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

At March 31, 2006, there were 26,973,222 Common Units and 667 Preferred Units outstanding and all were vested under the Equity Participation Plan.

Previously due installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC has recorded compensation expense of approximately $12,000, $74,000 and $176,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Guarantor Subsidiaries

CLC has guaranteed the 11% Senior Secured Notes referred to in Note 3 on a full and unconditional basis. The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, are requested to guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events. The condensed consolidating balance sheets as of March 31, 2006 and March 31, 2005, the condensed consolidating statement of operations for the fiscal years ended March 31, 2006 and March 31, 2005, and the condensed consolidating statement of cash flows for the years ended March 31, 2006 and March 31, 2005, include the condensed consolidating financial information for CSC, CLC and CSC’s other indirect subsidiaries. Prior corresponding periods present the condensed consolidating financial information for CLC and CSC’s other indirect subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed consolidating financial information for the Company and CLC is as follows (in thousands):

Condensed Consolidating Balance Sheets

	March 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	and	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, prepaid expenses and other current assets	$940	$—	$87,002	$(55)	$87,887
Advance location payments	—	—	67,242	—	67,242
Property, equipment and leasehold improvements, net	—	—	252,398	—	252,398
Intangible assets, net	—	—	503,108	—	503,108
Deferred income taxes	9,471	689	—	(10,160)	—
Intercompany loans and advances	(311)	—	—	311	—
Due from Parent	—	49,253	—	(49,253)	—
Investment in subsidiaries	(152,462)	(23,762)	—	176,224	—
Investment in preferred stock	178,216	—	—	(178,216)	—
Other assets	194,334	—	4,602	(187,405)	11,531

Total assets	$230,188	$26,180	$914,352	$(248,554)	$922,166

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,196	$36	$68,927	$(3,896)	$69,263
Current portion of long-term debt	5,649	—	5,502	—	11,151

Total current liabilities	9,845	36	74,429	(3,896)	80,414
Deferred income taxes	—	—	60,144	(10,160)	49,984
Long-term debt, less current portion	82,067	—	571,035	—	653,102
Loan payable to Parent	—	—	183,564	(183,564)	—
Due to parent/subsidiary	—	—	48,942	(48,942)	—
Preferred stock and dividends payable	—	178,216	—	(178,216)	—
Total stockholders’ equity (deficit)	138,276	(152,072)	(23,762)	176,224	138,666

Total liabilities and stockholders’ equity (deficit)	$230,188	$26,180	$914,352	$(248,554)	$922,166

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

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

	Year Ended March 31, 2006
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$543,485	$—	$543,485
Costs and Expenses	2,508	430	489,429	—	492,367

Operating (loss) income	(2,508)	(430)	54,056	—	51,118
Transaction costs	9,637	—	21,849	—	31,486
Interest expense, net	4,149	—	55,950	—	60,099
Interest expense — non cash preferred stock dividend	(14,596)	14,596	—	—	—

Loss before income taxes	(1,698)	(15,026)	(23,743)	—	(40,467)
Income tax (benefit) provision	(8,384)	1,618	(9,119)	—	(15,885)

	6,686	(16,644)	(14,624)	—	(24,582)
Equity in loss (income) of subsidiaries	31,268	14,624	—	(45,892)	—

Net loss	$(24,582)	$(31,268)	$(14,624)	$45,892	$(24,582)

	Year Ended March 31, 2005
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$538,604	$—	$538,604
Costs and Expenses	342	509	488,112	—	488,963

Operating (loss) income	(342)	(509)	50,492	—	49,641
Transaction costs	—	—	17,389	—	17,389
Interest expense — non cash preferred stock dividend	(4,436)	22,666	—	—	18,230
Interest expense — escrow interest	—	—	941	—	941
Interest expense, net	2,319	—	56,253	—	58,572

Income (loss) before income taxes	1,775	(23,175)	(24,091)	—	(45,491)
Income tax benefit	(1,087)	(334)	(8,745)	—	(10,166)

	2,862	(22,841)	(15,346)	—	(35,325)
Equity in loss (income) of subsidiaries	38,187	15,346	—	(53,533)	—

Net loss	$(35,325)	$(38,187)	$(15,346)	$53,533	$(35,325)

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2004
		Coinmach
	Coinmach	Corporation
	Laundry	and
	Corporation	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$531,088	$—	$531,088
Costs and Expenses	704	483,272	—	483,976

Operating (loss) income	(704)	47,816	—	47,112
Interest expense-preferred stock	24,714	—	—	24,714
Interest expense	—	57,377	—	57,377

Loss before income taxes	(25,418)	(9,561)	—	(34,979)
Income tax benefit	(133)	(3,515)	—	(3,648)

	(25,285)	(6,046)	—	(31,331)
Equity in loss of subsidiaries	—	975	(975)	—

	(25,285)	(7,021)	975	(31,331)
Dividend income	—	(1,642)	1,642	—

Net loss	$(25,285)	$(5,379)	$(667)	$(31,331)

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$6,686	$(16,644)	$(14,624)	$—	$(24,582)
Noncash adjustments	(14,249)	16,226	121,421	—	123,398
Change in operating assets and liabilities	(2,086)	196	(788)	—	(2,678)

Net cash (used in) provided by operating activities	(9,649)	(222)	106,009	—	96,138

Investing Activities
Capital expenditures	—	—	(72,176)	—	(72,176)
Acquisition of assets	—	—	(3,436)	—	(3,436)
Proceeds from sale of property and equipment	—	—	2,884	—	2,884

Net cash used in investing activities	—	—	(72,728)	—	(72,728)

Financing Activities
Repayment of debt	(48,401)	—	(565,582)	—	(613,983)
Other financing items	58,499	222	434,695	101,894	595,310
Loan from parent	—	—	101,894	(101,894)	—

Net cash provided by (used in) financing activities	10,098	222	(28,993)	—	(18,673)

Net increase in cash and cash equivalents	449	—	4,288	—	4,737
Cash and cash equivalents, beginning of year	431	—	56,840	—	57,271

Cash and cash equivalents, end of year	$880	$—	$61,128	$—	$62,008

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

Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $10.0 million for the year ended March 31, 2006, $9.7 million for the year ended March 31, 2005 and $8.9 million for the year ended March 31, 2004.

Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2006, 2005 and 2004.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summarizes property under capital leases at March 31, 2006 and 2005:

	2006	2005
	(In thousands)

Laundry equipment and fixtures	$1,300	$1,148
Trucks and other vehicles	27,469	22,862

	28,769	24,010
Less accumulated amortization	(20,137)	(15,930)

	$8,632	$8,080

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2006 are as follows (in thousands):

	Capital	Operating

2007	$3,614	$8,196
2008	2,436	6,014
2009	1,403	4,957
2010	253	3,984
2011	—	2,467
Thereafter	—	2,879

Total minimum lease payments	7,706	$28,497

Less amounts representing interest	985

Present value of net minimum lease payments (including current portion of $3,037)	$6,721

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2006 were approximately $6.8 million.

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

In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $50,000 and $100,000 is included in other assets as of March 31, 2006 and March 31, 2005, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. Through March 31, 2006, the Company forgave an aggregate amount of principal and interest of approximately $226,150 under such loan. The outstanding balance of such loan is included in other assets as of March 31, 2006 and March 31, 2005.

During the fiscal years ended March 31, 2006 and March 31, 2005, Coinmach paid a director, a member of each of the Company’s board of directors, the Coinmach board of directors, the Holdings board of managers and the CLC board of directors, $193,000 and $180,000, respectively, for general financial advisory and investment banking services which are recorded in general and administrative expenses. The Company paid a one-time fee of $500,000 to the director in connection with the IDS Transactions and a one-time fee of $125,000 to the director in connection with the Credit Facility Refinancing. In addition, in February 2006, the Company awarded 11,111 restricted shares of Class A Common Stock to a director of the Company, as noted in Footnote 13, “2004 Long-Term Incentive Plan.”

11.	Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximate their fair value at March 31, 2006.

The carrying amount and related estimated fair value for the 11% Senior Secured Notes are as follows (in thousands):

	Carrying	Estimated Fair
	Amount	Value

IDS 11% Senior Secured Notes at March 31, 2006	$87,716	$98,859
IDS 11% Senior Secured Notes at March 31, 2005	$116,117	$114,226

The fair value of the 11% Senior Secured Notes are based on quoted market prices.

12.	Segment Information

The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s wholly-owned subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2006	2005	2004

Revenue:
Route	$481,671	$472,484	$469,641
All other:
Rental	36,130	34,372	32,572
Distribution	25,684	31,748	28,875

Subtotal	61,814	66,120	61,447

Total revenue	543,485	538,604	531,088

EBITDA(1):
Route	$156,729	$155,378	$154,436
All other
Rental	15,388	13,840	12,197
Distribution	721	1,412	(1,254)

Subtotal	16,109	15,252	10,943

Other items, net	(310)	(855)	(230)
Transaction costs(2)	(31,486)	(17,389)	—
Corporate expenses	(12,517)	(9,694)	(9,460)

Total EBITDA	128,525	142,692	155,689
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(97,293)	(98,921)	(98,148)
All other	(8,160)	(8,242)	(8,062)
Corporate expenses	(3,440)	(3,277)	(2,367)

Total depreciation	(108,893)	(110,440)	(108,577)

Interest expense	(60,099)	(58,572)	(57,377)
Interest expense — non cash preferred stock dividend	—	(18,230)	(24,714)
Interest expense — escrow	—	(941)	—

Consolidated loss before income taxes	$(40,467)	$(45,491)	$(34,979)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $31.5 million consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Senior Secured Credit Facility and the

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the Senior Secured Credit Facility and the repurchase of a portion of 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses related to the Tender Offer of approximately $0.5 million and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to exclude transaction costs consisting of (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed, (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses related to an amendment to the Senior Secured Credit Facility aggregating approximately $1.8 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

	Year Ended March 31,
	2006	2005	2004

Expenditures for acquisitions and additions of long-lived assets:
Route	$60,151	$64,844	$81,685
All other	15,461	7,279	8,662

Total	$75,612	$72,123	$90,347

Segment assets:
Route	$885,988	$910,980	$899,714
All other	27,517	28,209	48,535
Corporate assets	8,661	17,487	11,259

Total	$922,166	$956,676	$959,508

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

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Year Ended March 31,
	2006	2005	2004

Net loss	$(24.6)	$(35.3)	$(31.3)
Benefit for income taxes	(15.9)	(10.1)	(3.7)
Interest expense	60.1	58.6	57.4
Interest expense — non cash preferred stock dividend	—	18.2	24.7
Interest expense — escrow interest	—	0.9	—
Depreciation and amortization	108.9	110.4	108.6

EBITDA*	$128.5	$142.7	$155.7

*	The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $31.5 million consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Senior Secured Credit Facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the Senior Secured Credit Facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonus related to the Tender Offer of approximately $0.5 million and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting of: (1) approximately $11.3 million redemption premium related to the redemption of the portion of the 9% Senior Notes, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses related to an amendment to the Senior Secured Credit Facility aggregating approximately $1.8 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

13.	2004 Long-Term Incentive Plan

In November 2004, the board of directors of CSC adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of March 31, 2006, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP.

On January 4, 2006, the compensation committee of the CSC board of directors awarded restricted shares of Class A Common Stock to certain executive officers and resolved to recommend to the board of directors the award of restricted shares of Class A Common Stock to certain board members. On January 26, 2006, the board of directors approved such recommendation. Such awards were granted in aggregate dollar amounts, with the actual number of shares issued determined by dividing the price to the public of the shares of Class A Common Stock issued in the Class A Offering by such dollar amounts, which are described below.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The restricted stock awards were as follows: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 22,222 shares) were designated for an employee pool, awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “Restricted Stock Awards”) other than executive officers at the discretion of the Company’s chief executive officer.

The Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the Restricted Stock Awards to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights.

On February 15, 2006, the Company issued 88,889 restricted shares of Class A Common Stock. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods. Compensation expense of approximately $0.2 million has been recorded for the year ended March 31, 2006. The Company has estimated the forfeiture rate to be zero.

A summary of the status of the Company’s restricted shares as of March 31, 2006 and changes during the year ended March 31, 2006 is presented below.

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract

Restricted shares at April 1, 2005	—	$—
Restricted shares granted	88,889	9.01
Vested	21,776	9.01

Restricted shares unvested at March 31, 2006	67,113	$9.01

As of March 31, 2006, there was approximately $0.6 million of unrecognized compensation costs related to restricted share compensation arrangements. That cost is expected to be recognized over a weighted average period of 4 years.

14.	Subsequent Event

On April 3, 2006, the Company completed the acquisition of American Sales, Inc. (“ASI”) for a purchase price of approximately $15.0 million, subject to the outcome of certain purchase price adjustments. ASI is a leading laundry service provider to colleges and universities in the mid-west with 40 years of experience and more than 45 partner schools.

Coinmach Service Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and 2005 (in thousands, except share data):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006

Revenues	$133,830	$132,320	$138,744	$138,591
Operating income	13,840	11,394	13,850	12,034
Loss before income taxes	(1,491)	(3,921)	(4,340)	(30,715)
Net loss	(975)	(2,288)	(2,666)	(18,653)
Basic and diluted income (loss) per share:
Class A Common Stock	0.10	0.07	0.06	(0.29)
Class B Common Stock	(0.11)	(0.14)	(0.15)	(0.50)
Dividends per Class A Common Stock	0.21	0.21	0.21	0.21
Dividends per Class B Common Stock	—	—	—	—
Weighted average Common Stock outstanding:
Class A Common Stock	18,911,532	18,911,532	18,911,532	25,125,607
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,445,113

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Revenues	$133,499	$132,950	$135,627	$136,528
Operating income	12,335	11,085	13,318	12,903
Loss before income taxes	(8,452)	(10,121)	(24,401)	(2,517)
Net loss	(7,780)	(8,872)	(16,301)	(2,372)
Basic and diluted income (loss) per share:
Class A Common Stock	—	—	(0.52)	(0.03)
Class B Common Stock	(0.31)	(0.36)	(0.52)	(0.08)
Dividends per Class A Common Stock	—	—	—	0.09
Dividends per Class B Common Stock	—	—	—	0.04
Weighted average Common Stock outstanding:
Class A Common Stock	—	—	6,111,111	18,911,532
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,980,445

Basic and diluted loss per share for Class A Common Stock and Class B Common Stock for the three months ended December 31, 2004 and March 31, 2005, was calculated by dividing the loss attributable to Class A Common Stock and Class B Common Stock by the respective weighted average number of shares outstanding. For the three months ended June 30, 2004 and September 30, 2004, there was no Class A Common Stock outstanding. For these periods, the calculation of net loss attributable to common stockholders per share of Class B Common Stock assumes 24,980,445 shares of Class B Common Stock were outstanding.

Coinmach Service Corp. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Year ended March 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for uncollected accounts	$3,794,000	$1,574,000	—	$(1,042,000)	$4,326,000
Year ended March 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for uncollected accounts	2,892,000	1,617,000	—	(715,000)	3,794,000
Year ended March 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for uncollected accounts	1,553,000	1,831,000	—	(492,000)	2,892,000

(1)	Write-off to accounts receivable

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Coinmach Laundry Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedules listed in the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities”.

/s/ Ernst & Young LLP

New York, New York
June 9, 2006

Coinmach Laundry Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,128	$56,840
Receivables, less allowance of $4,326 and $3,794	5,635	6,486
Inventories	11,458	12,432
Assets held for sale	—	2,475
Prepaid expenses	4,375	4,994
Interest rate swap asset	2,615	832
Other current assets	1,736	2,582

Total current assets	86,947	86,641
Advance location payments	67,242	72,222
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	578,700	526,158
Land, building and improvements	39,098	34,729
Trucks and other vehicles	37,624	32,507

	655,422	593,394
Less accumulated depreciation and amortization	(403,024)	(329,130)

Net property, equipment and leasehold improvements	252,398	264,264
Contract rights, net of accumulated amortization of $114,535 and $100,975	296,912	309,698
Goodwill	206,196	204,780
Other assets	4,913	7,619

Total assets	$914,608	$945,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,527	$22,535
Accrued expenses	13,345	10,394
Accrued rental payments	33,044	30,029
Accrued interest	4,992	7,987
Current portion of long-term debt	5,502	17,704

Total current liabilities	74,410	88,649
Deferred income taxes	59,455	66,633
Long-term debt	571,035	554,570
Intercompany loan	183,564	81,670
Due to Parent	—	2,060
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 54.12 shares issued and outstanding liquidation preference of $178,216 at March 31, 2006) — owned by Parent	178,216	186,034

Total liabilities	1,066,680	979,616
Stockholders’ deficit:
Common stock — $2.50 par value; 76,000 shares authorized; 66,790.27 shares issued and outstanding	167	167
Capital in excess of par value	175,864	175,864
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	1,547	492
Accumulated deficit	(321,662)	(202,915)
Deferred compensation	—	(12)

Total stockholders’ deficit	(152,072)	(34,392)

Total liabilities and stockholders’ deficit	$914,608	$945,224

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Revenues	$543,485	$538,604	$531,088
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	370,647	367,974	365,709
General and administrative (including stock-based compensation expense of $210, $74 and $176, respectively)	10,009	9,352	9,460
Depreciation and amortization	75,556	76,431	72,529
Amortization of advance location payments	19,219	19,578	20,576
Amortization of intangibles	14,118	14,431	15,472
Other items, net	310	855	230

	489,859	488,621	483,976

Operating income	53,626	49,983	47,112
Interest expense	55,950	56,253	57,377
Interest expense — non cash preferred stock dividends	14,596	22,666	24,714
Interest expense — escrow interest	—	941	—
Transaction costs	21,849	17,389	—

Loss before income taxes	(38,769)	(47,266)	(34,979)

(Benefit) provision for income taxes:
Current	400	—	105
Deferred	(7,901)	(9,079)	(3,753)

	(7,501)	(9,079)	(3,648)

Net loss	$(31,268)	$(38,187)	$(31,331)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

		Capital	Carryover	Accumulated Other			Total
	Common	in Excess	Basis	Comprehensive Income	Accumulated	Deferred	Stockholders’
	Stock	of Par	Adjustment	(Loss), net of tax	Deficit	Compensation	Deficit
	(In thousands)

Balance, March 31, 2003	$167	$5,027	$(7,988)	$(2,007)	$(133,397)	$(262)	$(138,460)
Common stock retired	—	(5)	—	—	—	—	(5)
Comprehensive loss:						—
Net loss	—	—	—	—	(31,331)	—	(31,331)
Gain on derivative instruments	—	—	—	1	—	—	1

Total comprehensive loss							(31,330)
Stock-based compensation	—	—	—	—	—	176	176

Balance, March 31, 2004	167	5,022	(7,988)	(2,006)	(164,728)	(86)	(169,619)
Capital contributions	—	170,842	—	—	—	—	170,842
Comprehensive loss:
Net loss	—	—	—		(38,187)	—	(38,187)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	2,498	—	—	2,498

Total comprehensive loss							(35,689)
Stock-based compensation	—	—	—	—	—	74	74

Balance, March 31, 2005	167	175,864	(7,988)	492	(202,915)	(12)	(34,392)
Dividends	—	—	—	—	(87,479)	—	(87,479)
Comprehensive loss:
Net loss	—	—	—	—	(31,268)	—	(31,268)
Gain on derivative instruments, net of income tax of $723	—	—	—	1,055	—	—	1,055

Total comprehensive loss							(30,213)
Stock-based compensation	—	—	—	—	—	12	12

Balance, March 31, 2006	$167	$175,864	$(7,988)	$1,547	$(321,662)	$0	$(152,072)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(31,268)	$(38,187)	$(31,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,556	76,431	72,529
Amortization of advance location payments	19,219	19,578	20,576
Amortization of intangibles	14,118	14,431	15,472
Interest expense — non cash preferred stock dividend	14,596	22,666	24,714
Gain on sale of investment and equipment	(327)	(557)	(1,232)
Deferred income taxes	(7,901)	(9,079)	(3,753)
Amortization of deferred issue costs	1,396	2,139	2,414
Premium on redemption of 9% Senior Notes	14,603	11,295	—
Write-off of deferred issue costs	6,178	3,475	—
Stock based compensation	210	74	176
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(943)	1,017	(1,384)
Receivables, net	880	(279)	4,246
Inventories and prepaid expenses	1,593	(702)	2,247
Accounts payable and accrued expenses, net	873	2,232	(7,077)
Accrued interest	(2,995)	438	(545)

Net cash provided by operating activities	105,788	104,972	97,052

Investing activities
Additions to property, equipment and leasehold improvements	(57,937)	(53,444)	(65,460)
Advance location payments to location owners	(14,239)	(18,051)	(21,272)
Additions to net assets related to acquisitions of businesses	(3,436)	(628)	(3,615)
Proceeds from sale of investment	—	277	1,022
Proceeds from sale of property and equipment	2,884	919	876

Net cash used in investing activities	(72,728)	(70,927)	(88,449)

Financing activities
Proceeds from credit facility	570,000	—	8,700
Repayments under credit facility	(241,082)	(19,830)	(9,613)
Redemption on 9% Senior Notes	(324,500)	(125,500)	—
Payment of premium on 9% Senior Notes	(14,603)	(11,295)	—
Credit facility issuance costs	(3,108)	—	—
Principal payments on capitalized lease obligations	(4,668)	(4,331)	(3,995)
(Repayments to) borrowings from bank and other borrowings	(246)	105	498
Proceeds from Intercompany Loan	101,894	81,670	—
Net advances from Parent	(2,568)	2,060	—
Capital contributions	—	170,842	—
Cash dividends paid	(109,891)	(3,338)	—
Redemption of preferred stock	—	(99,208)	—
Receivables from stockholders	—	—	(1)

Net cash used in by financing activities	(28,772)	(8,825)	(4,411)

Net increase in cash and cash equivalents	4,288	25,220	4,192
Cash and cash equivalents, beginning of year	56,840	31,620	27,428

Cash and Cash equivalents, end of year	$61,128	$56,840	$31,620

Supplemental disclosure of cash flow information
Interest paid	$57,549	$53,674	$55,614

Income taxes paid	$254	$301	$158

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$4,759	$4,199	$3,929

Transfer of assets held for sale to fixed assets	$1,936	$—	$—

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements include the accounts of Coinmach Laundry Corporation, a Delaware corporation (“Laundry Corp.”), and all of its wholly owned subsidiaries, including Coinmach Corporation (“Coinmach Corp.”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. Coinmach Laundry Corporation is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”). Unless otherwise specified herein, references to the “Company,” “we”, “us” and “our” shall mean Laundry Corp. and its subsidiaries.

The Company is a provider of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. Through Appliance Warehouse of America Inc. (“AWA”), a Delaware corporation jointly owned by CSC and Coinmach Corp., the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a Delaware corporation and a direct wholly-owned subsidiary of Coinmach Corp., constructs, designs and retrofits laundromats and distributes laundromat equipment.

In November and December 2004, CSC completed its initial public offering (the “IPO”) of Income Deposit Securities (“IDSs”) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings, LLC (“Holdings”), the former parent of the Company, exchanged its Laundry Corp. capital stock and all of its shares of common stock of AWA, for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”

CSC used a portion of the proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to Coinmach Corp. in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to Laundry Corp. aggregating approximately $170.8 million. Laundry Corp. then contributed approximately $165.6 million to Coinmach Corp. Coinmach Corp. then made a dividend payment to Laundry Corp. of approximately $93.5 million.

Coinmach Corp. used the net proceeds from the IPO along with available cash to (i) redeem a portion of the 9% senior notes due 2010 of Coinmach Corp. (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach Corp.’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of its outstanding Class A preferred stock (representing all of Laundry Corp.’s outstanding Class A preferred stock) and approximately $7.4 million of its outstanding Class B preferred stock (representing a portion of the then outstanding Class B preferred stock).

On February 8, 2006, CSC completed a public offering of 12,312,633 shares of CSC Class A common stock (including an overallotment exercise by the indentures on February 17, 2006) at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering, including the exercise of the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the 11% senior secured notes, due 2024, approximately $101.9 million of the net proceeds from the Class A Offering were loaned to Coinmach Corp. in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach Corp. distributed the net proceeds from the Class A Offering to Laundry Corp. who in turn distributed them to CSC.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The net proceeds, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of the 11% senior secured notes due 2024 pursuant to a tender offer and related fees and expenses, (ii) to repurchase 2,199,413 shares of CSC Class A common stock owned by an affiliate of GTCR — CLC, LLC at a repurchase price of $8.505 per share, (iii) to repurchase 1,605,995 shares of CSC Class B common stock at a repurchase price of $8.505 per share and (iv) for general corporate purposes.

Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge Laundry Corp. and Coinmach Corp. into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to satisfy these and other applicable conditions with respect to the Merger Event and consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Amended and Restated Credit Facility (as defined above) and sole owner of the capital stock of Coinmach Corp.’s subsidiaries. We are not currently contemplating completion of the Merger Event.

Appliance Warehouse Transfer

On November 29, 2002, Coinmach Corp. transferred all of the assets of the Appliance Warehouse division of Coinmach Corp. to AWA. The value of the assets transferred as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to Coinmach Corp. (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. The Company consolidates AWA as a result of Laundry Corp.’s ownership of the AWA Preferred Stock which represents 100% of the voting interest. The Company treats the AWA Common Stock held by CSC as a minority interest. The Company has not recorded minority interest because AWA’s Preferred Stock dividend requirements exceed its net income and CSC is not obligated to fund AWA’s losses. Minority interest will be recorded in the future for the amount of AWA’s net income that exceeds the preferred stock dividend requirements.

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

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AWA has short-term contracts under which it leases laundry machines and other household appliances to its customers. These contracts require a fixed charge that is billed and recorded as revenue on a monthly basis as per the terms of such contracts.

Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $20.0 million for the year ended March 31, 2006, $24.1 million for the year ended March 31, 2005 and $20.8 million for the year ended March 31, 2004.

No single customer represents more than 2% of the Company’s total revenues. In addition, the Company’s ten largest customers taken together, account for less than 10% of the Company’s total revenues in the aggregate.

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

	March 31,
	2006	2005

Laundry equipment	$7,884	$8,882
Machine repair parts	3,574	3,550

	$11,458	$12,432

Long-Lived Assets

Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2006.

Assets Held for Sale

During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $350,000, which closed on October 19, 2005 and which resulted in a write down of the related asset value by approximately $190,000. This write down is reflected in Other Items, net, on the Statement of Operations for the fiscal year ended March 31, 2006. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company has ceased all marketing efforts and has decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1,936,000 as of December 31, 2005, which represents their historical cost. The Company believes the fair value of these laundromats exceeded the historical cost on the date of transfer.

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

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2006 and 2005 is as follows (in thousands):

	March 31,
	2006	2005

Route	$195,026	$195,026
Rental	8,253	6,837
Distribution	2,917	2,917

	$206,196	$204,780

During the fiscal year ended March 31, 2006, the Company made several acquisitions aggregating approximately $3.4 million. Based on a preliminary purchase price allocation, the Company allocated approximately $1.4 million to goodwill.

The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2006 and 2005 consists of the following (in thousands):

	March 31,
	2006	2005

Goodwill — beginning of year	$204,780	$204,780
Acquisition	1,416	—

Goodwill — end of year	$206,196	$204,780

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

Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years Ending March 31,
2007	$13.3
2008	12.9
2009	12.6
2010	12.3
2011	12.0

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

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Advance Location Payments

Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term, and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the balance sheet as a component of prepaid expenses.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in stockholders’ deficit excluding changes in ownership interests. Comprehensive (loss) consists of gains on derivative instruments (interest rate swap agreements).

Other Assets

At March 31, 2006, other assets include deferred financing costs related to the Amended and Restated Credit Facility of approximately $3.0 million, net of accumulated amortization of approximately $2.0 million.

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

The effective portion of the derivatives gain or loss is initially reported in stockholders’ deficit as a component of comprehensive income and upon settlement subsequently reclassified into earnings.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the expense recognition provisions of SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

based payment at the date of grant. See Note 13 “2004 Long-Term Incentive Plan” for further discussion on stock-based compensation.

3.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2006	2005

Credit facility indebtedness	$569,425	$240,507
Obligations under capital leases	6,721	6,630
9% Senior Notes due 2010	—	324,500
Other long-term debt with varying terms and maturities	391	637

	576,537	572,274
Less current portion	5,502	17,704

	$571,035	$554,570

a.  Amended and Restated Credit Facility

On December 19, 2005, Coinmach Corp., Laundry Corp. and certain subsidiary guarantors entered into an amendment and restatement of the Series Secured Credit Facility (such amendment and restatement, the “Amended and Restated Credit Facility”), which is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). Such credit facility amended and restated the credit facility originally entered into on January 25, 2002. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach Corp.’s real and personal property and is guaranteed by each of Coinmach Corp.’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach Corp. as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.

On December 19, 2005, Coinmach Corp. borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Senior Secured Credit Facility and pay related expenses (The “Credit Facility Refinancing”). On February 1, 2006, Coinmach Corp. used $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and any expenses.

The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At March 31, 2006, the monthly variable Eurodollar rate was 4.8125%.

As a result of the Credit Facility Refinancing, Coinmach Corp. incurred approximately $3.1 in issuance costs related to the Amended and Restated Credit Facility, which was capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012. In addition to the issuance costs, Coinmach Corp. incurred certain expenses that were classified as transaction costs on the Consolidated Statement of Operations for the fiscal year ended March 31, 2006, which included (1) the write-off of the unamortized deferred financing costs related to the Senior Secured Credit Facility term loans repaid

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

aggregating approximately $1.7 million and (2) expenses aggregating approximately $1.0 million related to the Senior Secured Credit Facility that was amended.

The Amended and Restated Credit Facility requires Coinmach Corp. to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach Corp. and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach Corp. to CSC), (c) 50% of annual excess cash flow of Coinmach Corp. and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach Corp. and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there is no required amount that is payable relating to the annual excess cash flow of the Company.

The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach Corp. which, if we were to consummate the Merger Event, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach Corp.’s capital stock or its subsidiaries or the purchase, redemption or other acquisition of any of its or its subsidiaries’ capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach Corp.’s equity securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach Corp. satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

If we were to consummate the Merger Event, we would become the direct borrower under the Amended and Restated Credit Facility and sole owner of the capital stock of Coinmach Corp.’s subsidiaries. As a result of the Merger Event, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of CSC’s real and personal property and would be guaranteed by each of CSC’s domestic subsidiaries.

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

At March 31, 2006, the $569.4 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.31% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2006 were approximately $6.8 million.

At March 31, 2006, Coinmach Corp. was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Debt outstanding under the Amended and Restated Credit Facility consists of the following (in thousands):

	March 31,
	2006	2005

Tranche term loan B, quarterly payments of approximately $575, increasing to approximately $1,425 on March 31, 2009 with the final payment of approximately $541,725 on December 19, 2012 (Interest rate of 7.3125% at March 31, 2006)	$569,425	$240,507
Revolving line of credit	—	—

	$569,425	$240,507

Laundry Corp. is not a guarantor under the indenture governing the Amended and Restated Credit Facility.

b.  9% Senior Notes

On January 25, 2002, Coinmach Corp. issued $450 million aggregate principal amount of the 9% Senior Notes. On December 24, 2004, Coinmach Corp. used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).

On December 30, 2005, Coinmach Corp. delivered notice to the holders of the 9% Senior Notes that, pursuant to the indenture governing such notes, it would retire all of the outstanding 9% Senior Notes on February 1, 2006 at a redemption price equal to 104.5% of the principal amount thereof, plus accrued and unpaid interest thereon. On February 1, 2006, Coinmach Corp. used the delayed draw term loans available under the term loan portion of the Amended and Restated Credit Facility to retire all of the $324.5 million outstanding aggregate principal amount of 9% Senior Notes, plus pay approximately $14.6 million of related redemption premium. Coinmach Corp. used available cash to pay the approximately $14.6 million regularly scheduled semi-annual aggregate interest payment due on such date. As a result, effective February 1, 2006, no 9% Senior Notes were outstanding.

The retirement of the 9% Senior Notes resulted in a charge to operations in the fourth fiscal quarter of approximately $19.2 million, consisting of (a) the redemption premium of approximately $14.6 million, (b) the write-off of unamortized deferred financing costs of approximately $4.5 million and (c) related fees and expenses of approximately $0.1 million.

The aggregate maturities of debt during the next five years and thereafter as of March 31, 2006 are as follows (in thousands):

Principal
Years Ending March 31,	Amount

2007	$5,502
2008	4,485
2009	4,505
2010	6,000
2011	5,756
Thereafter	550,289

Total debt	$576,537

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

c.  Interest Rate Swaps

On November 17, 2005, Coinmach Corp. entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $1.1 million, net of tax, in the stockholders’ equity section for the fiscal year ended March 31, 2006, relating to the interest rate swaps that qualify as cash flow hedges.

4.	Intercompany Loan

In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach Corp. in an initial principal amount of approximately $81.7 million which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan on February 8, 2006 and February 17, 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach Corp., ranks equally in right of payment with all existing and future senior indebtedness of Coinmach Corp. (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach Corp. Certain of Coinmach Corp.’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. As a result of the retirement on February 1, 2006 of all the outstanding 9% Senior Notes, the Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

If at any time Coinmach Corp. is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or CSC Class A common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to Coinmach Corp. and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.

If we were to consummate the Merger Event, the Intercompany Loan would no longer be outstanding.

At March 31, 2006, Coinmach Corp. was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.

5.	Retirement Savings Plan

Coinmach Corp. maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Contributions to such plan amounted to approximately $500,000 for the year ended March 31, 2006, $502,000 for the year ended March 31, 2005 and $499,000 for the year ended March 31, 2004. The Company does not provide any other post-retirement benefits.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2006	2005

Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$97,083	$108,058
Interest rate swap	1,063	340
Other	2,345	1,798

Total deferred tax liabilities	100,491	110,196

Deferred tax assets:
Net operating loss carry forwards	48,529	50,906
Covenant not to compete	1,178	1,072
Transaction costs	438	—
Other	1,678	2,135

Total deferred tax assets	51,823	54,113
Valuation allowance	(10,787)	(10,550)

Net deferred tax assets	41,036	43,563

Net deferred tax liability	$59,455	$66,633

The net operating loss carryforwards of approximately $119.0 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. The valuation allowance increased by approximately $0.2 million from March 31, 2005 to March 31, 2006

The benefit for income taxes consists of (in thousands):

	Year Ended March 31,
	2006	2005	2004

Federal	$(7,025)	$(7,079)	$(2,948)
State	(476)	(2,000)	(700)

	$(7,501)	$(9,079)	$(3,648)

Included in state tax benefit for the year ended March 31, 2006 are $0.4 million of current state income taxes.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004

Expected tax benefit	$(13,569)	$(16,543)	$(12,243)
State tax benefit, net of federal taxes	(906)	(1,300)	(473)
Non deductible interest — Preferred Stock	5,108	7,933	8,649
Valuation allowance	237	—	—
Permanent book/tax differences:	1,629	831	419

Tax benefit	$(7,501)	$(9,079)	$(3,648)

7.	Redeemable Preferred Stock and Stockholders’ Deficit

In August 2003, the Company affected a two thousand five hundred-for-one reverse stock split for its Common Stock and its Preferred Stock, as defined herein. All outstanding share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

In July 2000, Laundry Corp. issued (i) 20.77 shares of Class A preferred stock accruing cash dividends on a quarterly basis at an annual rate of 12.5% (which increased to 14% on November 15, 2002) on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class A Preferred Stock”), (ii) 53.84 shares of Class B preferred stock accruing cash dividends on a quarterly basis at an annual rate of 8% on the sum of the liquidation value thereof plus accumulated and unpaid dividends thereon (the “Class B Preferred Stock” and, together with the Class A Preferred Stock, (the “Preferred Stock”) and (iii) 59,823.30 shares of common stock, par value $2.50 per share (the “Common Stock”). The Preferred Stock does not have voting rights, had a liquidation value of $2.5 million per share and is mandatorily redeemable on July 5, 2010.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for Laundry Corp.). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 were not reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the years ended March 31, 2006, 2005 and 2004, the Company has recorded approximately $14.6 million, $22.7 million, and $24.7 million respectively, of Preferred Stock dividends as interest expense. The Preferred Stock is carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date. The cumulative and unpaid dividends as of March 31, 2006 were approximately $48.1 million.

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

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

At March 31, 2006, there were 26,973,222 Common Units and 667 Preferred Units outstanding and all were vested under the Equity Participation Plan.

Previously due installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). The Company has recorded compensation expense of approximately $12,000, $74,000 and $176,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

8.	Commitments and Contingencies

Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $10.0 million for the year ended March 31, 2006, $9.7 million for the year ended March 31, 2005 and $8.9 million for the year ended March 31, 2004.

Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2006, 2005 and 2004.

The following summarizes property under capital leases at March 31, 2006 and 2005:

	2006	2005
	(In thousands)

Laundry equipment and fixtures	$1,300	$1,148
Trucks and other vehicles	27,469	22,862

	28,769	24,010
Less accumulated amortization	(20,137)	(15,930)

	$8,632	$8,080

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2006 are as follows (in thousands):

	Capital	Operating

2007	$3,614	$8,196
2008	2,436	6,014
2009	1,403	4,957
2010	253	3,984
2011	—	2,467
Thereafter	—	2,879

Total minimum lease payments	7,706	$28,497

Less amounts representing interest	985

Present value of net minimum lease payments (including current portion of $3,037)	$6,721

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2006 were approximately $6.8 million.

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

In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $50,000 and $100,000 is included in other assets as of March 31, 2006 and March 31, 2005, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. Through March 31, 2006, the Company forgave an aggregate amount of principal and interest of approximately $226,150 under such loan. The outstanding balance of such loan is included in other assets as of March 31, 2006 and March 31, 2005.

During the fiscal years ended March 31, 2006 and March 31, 2005, the Company paid a member of each of the Company’s board of directors, the Coinmach Corp. board of directors, the Holdings board of managers

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and the CSC board of directors, $193,000 and $180,000, respectively, for general financial advisory and investment banking services which are recorded in general and administrative expenses. CSC paid a one time fee of $500,000 to a director in connection with the IDS Transactions, and a one time fee of $125,000 to the director in connection with the Credit Facility Refinancing. In addition, in February 2006, CSC awarded 11,111 restricted shares of CSC Class A common stock to a director of CSC, as noted in Footnote 13, “2004 Long-Term Incentive Plan”.

10.	Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximate their fair value at March 31, 2006.

11.	Segment Information

The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, and collecting revenues generated from laundry machines. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s wholly-owned subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2006	2005	2004

Revenue:
Route	$481,671	$472,484	$469,641
All other:
Rental	36,130	34,372	32,572
Distribution	25,684	31,748	28,875

Subtotal	61,814	66,120	61,447

Total revenue	$543,485	$538,604	$531,088

EBITDA(1):
Route	$156,729	$155,378	$154,436
All other:
Rental	15,388	13,840	12,197
Distribution	721	1,412	(1,254)

Subtotal	16,109	15,252	10,943

Other items, net	(310)	(855)	(230)
Transaction costs(2)	(21,849)	(17,389)	—
Corporate expenses	(10,009)	(9,352)	(9,460)

Total EBITDA	140,670	143,034	155,689
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(97,293)	(98,921)	(98,148)
All other	(8,160)	(8,242)	(8,062)
Corporate expenses	(3,440)	(3,277)	(2,367)

Total depreciation	(108,893)	(110,440)	(108,577)

Interest expense	(55,950)	(56,253)	(57,377)
Interest expense — non-cash preferred stock dividend	(14,596)	(22,666)	(24,714)
Interest expense — escrow	—	(941)	—

Consolidated loss before income taxes	$(38,769)	$(47,266)	$(34,979)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the Fiscal Year ended March 31, 2006 has not been adjusted to exclude certain transaction costs consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) approximately $4.5 million of write-off of deferred financial costs related to the redemption of the 9% Senior Notes, (iii) approximately $1.7 million of write-off of unamortized deferred financing costs related to the refinancing of the Senior Secured Credit Facility, and (iv) approximately $1.0 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting of: (i) approximately $11.3 million redemption premium related to the

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

redemption of the 9% Senior Notes, (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses aggregating approximately $1.8 million related to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

	Year Ended March 31,
	2006	2005	2004

Expenditures for acquisitions and additions of long-lived assets:
Route	$60,151	$64,844	$81,685
All other	15,461	7,279	8,662

Total	$75,612	$72,123	$90,347

Segment assets:
Route	$885,988	$910,980	$891,980
All other	27,517	28,209	56,269
Corporate assets	1,103	6,035	11,259

Total	$914,608	$945,224	$959,508

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

	Year Ended March 31,
	2006	2005	2004

Net loss	$(31.3)	$(38.2)	$(31.3)
Benefit for income taxes	(7.5)	(9.1)	(3.7)
Interest expense	56.0	56.3	57.4
Interest expense — preferred stock	14.6	22.7	24.7
Interest expense — escrow interest	—	0.9	—
Depreciation and amortization	108.9	110.4	108.6

EBITDA*	$140.7	$143.0	$155.7

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

*	The computation of EBITDA for the Fiscal Year ended March 31, 2006 has not been adjusted to exclude certain transaction costs consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) approximately $4.5 million of write-off of deferred financial costs related to the redemption of the 9% Senior Notes, (iii) approximately $1.7 million of write-off of unamortized deferred financing costs related to the refinancing of the Senior Secured Credit Facility, and (iv) approximately $1.0 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting of: (1) approximately $11.3 million redemption premium related to the redemption of the portion of the 9% Senior Notes, (2) the write-off of the deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million related to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

12.	Dividends

On May 12, 2005, the board of directors of CLC approved an aggregate cash dividend of approximately $5.4 million on its Class B Preferred Stock, which was paid on June 1, 2005 to CSC.

On August 9, 2005, the board of directors of CLC approved an aggregate cash dividend of approximately $5.4 million on its Class B Preferred Stock, which was paid on September 1, 2005 to CSC.

On November 8, 2005, the board of directors of CLC approved an aggregate cash dividend of approximately $5.4 million on its Class B Preferred Stock, which was paid on December 1, 2005 to CSC.

On February 10, 2006, the board of directors of CLC approved an aggregate cash dividend of approximately $6.2 million on its Class B Preferred Stock, which was paid on March 1, 2006 to CSC.

On February 8, 2006 and February 17, 2006, in connection with the Class A Offering, aggregate cash dividends of approximately $87.5 million on its Class B Preferred Stock, were paid to CSC.

On May 10, 2006, the board of directors of CLC approved an aggregate cash dividend of approximately $17.0 million on its Class B Preferred Stock, which was paid on June 1, 2006 to CSC.

13.	2004 Long-Term Incentive Plan

In November 2004, the board of directors of CSC adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of CSC Class A common stock and CSC Class B common stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of March 31, 2006, the board of directors of CSC had authorized up to 2,836,729 shares of CSC Class A common stock for issuance under the 2004 LTIP.

On January 4, 2006, the compensation committee of the CSC board of directors awarded restricted shares of CSC Class A common stock to certain executive officers and resolved to recommend to the board of directors the award of restricted shares of CSC Class A common stock to certain board members. On January 26, 2006, the board of directors approved such recommendation. Such awards were granted in aggregate dollar amounts, with the actual number of shares issued determined by dividing the price to the public of the shares of CSC Class A common stock issued in the Class A Offering by such dollar amounts, which are described below.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The restricted stock awards were as follows:(i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of CSC Class A common stock (or 22,222 shares) were designated for an employee pool, awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “Restricted Stock Awards”) other than executive officers at the discretion of the Company’s chief executive officer.

The Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the Restricted Stock Awards to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of CSC Class A common stock prior to becoming fully vested, including voting and dividend rights.

On February 15, 2006 CSC issued 88,889 restricted shares of CSC Class A common stock. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting period. Laundry Corp. has recorded compensation expense of approximately $0.2 million for the year ended March 31, 2006. The Company has estimated the forfeiture rate to be zero.

A summary of the status of the CSC’s restricted shares as of March 31, 2006 and changes during the year ended March 31, 2006 is presented below.

		Weighted Average
		Fair Value at Date
	Shares Outstanding	of Contract

Restricted shares at April 1, 2005	—	$—
Restricted shares granted	88,889	9.01
Vested	21,776	9.01

Restricted shares unvested at March 31, 2006	67,113	$9.01

As of March 31, 2006, there was approximately $0.6 million of unrecognized compensation costs related to restricted share compensation arrangements. That cost is expected to be recognized over a weighted average period of 4 years.

14.	Subsequent Event

On April 3, 2006, the Company completed the acquisition of American Sales, Inc. (“ASI”) for a purchase price of approximately $15.0 million, subject to the outcome of certain purchase price adjustments. ASI is a leading laundry service provider to colleges and universities in the mid-west with 40 years of experience and more than 45 partner schools.

Coinmach Laundry Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006

Revenues	$133,830	$132,320	$138,744	$138,591
Operating Income	14,127	12,012	14,709	12,778
Loss before income taxes	(3,255)	(5,361)	(5,297)	(24,856)
Net loss	(2,016)	(3,141)	(3,192)	(22,919)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Revenues	$133,499	$132,950	$135,627	$136,528
Operating Income	12,335	11,085	13,318	13,245
Loss before income taxes	(8,452)	(10,121)	(24,401)	(4,292)
Net loss	(7,780)	(8,872)	(16,820)	(4,715)

Coinmach Laundry Corporation and Subsidiaries

Schedule I — Condensed Financial Statements

Condensed Balance Sheets

	March 31,
	2006	2005
	(In thousands of dollars, except per share data)

ASSETS
Deferred income tax	$689	$2,307
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	25,491	149,335

Total assets	$26,180	$151,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$36	—
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 54.12 shares issued and outstanding (liquidation preference of $178,216 at March 31, 2006) — owned by Parent	178,216	186,034

Total liabilities	178,252	186,034

Commitments and contingencies
Stockholders’ deficit:
Common stock — $2.50 par value; 76,000 shares authorized; 66,790.27 shares issued and outstanding	167	167
Capital in excess of par value	175,864	175,864
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	1,547	492
Accumulated deficit	(321,662)	(202,915)
Deferred compensation	—	(12)

Total stockholders’ deficit	(152,072)	(34,392)

Total liabilities and stockholders’ deficit	$26,180	$151,642

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Schedule I — Condensed Financial Statements

Condensed Statements of Operations

	Year Ended March 31,
	2006	2005	2004
	(In thousands of dollars)

Costs and expenses:
General and administrative	$430	$509	$704

	430	509	704

Operating loss	(430)	(509)	(704)
Interest expense — non cash Preferred Stock dividend	14,596	22,666	24,714

Loss before income taxes and equity in net loss of subsidiaries	(15,026)	(23,175)	(25,418)

Provision (benefit) for income taxes:
Current	—	—	1
Deferred	1,618	(334)	(134)

	1,618	(334)	(133)

Loss before equity in net loss of subsidiaries	(16,644)	(22,841)	(25,285)
Equity in net loss of subsidiaries	(14,624)	(15,346)	(6,046)

Net loss	$(31,268)	$(38,187)	$(31,331)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Schedule I — Condensed Financial Statements

Condensed Statements of Cash Flows

	Year Ended March 31,
	2006	2005	2004
	(In thousands of dollars)

Operating activities
Net loss	$(31,268)	$(38,187)	$(31,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiaries	14,624	15,346	6,046
Deferred income taxes	1,618	(334)	(134)
Interest expense — non cash Preferred Stock dividend	14,596	22,666	24,714
Stock based compensation	12	74	176
Change in operating assets and liabilities, net of businesses acquired: Accrued expenses	36	—	—
Other assets	160	36	(297)

Net cash used in operating activities	(222)	(399)	(826)
Financing activities
Net (repayments) borrowings from subsidiary	—	(489)	827
Due to Parent	222	888	—
Receivables from stockholders	—	—	(1)

Net cash provided by financing activities	222	399	826
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries

Schedule I — Condensed Financial Statements

Notes to Condensed Financial Statements

1.	Basis of Presentation

In Coinmach Laundry Corporation (“CLC” or “Laundry Corp.”) — only financial statements, CLC’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. CLC-only financial statements should be read in conjunction with CLC’s consolidated financial statements.

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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for Laundry Corp.). As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 were not reclassified to interest expense. Effective April 1, 2003, dividends on the Preferred Stock have been classified as interest expense. For the years ended March 31, 2006, 2005 and 2004, CLC has recorded approximately $14.6 million, $22.7 million, and $24.7 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock is carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date. The cumulative and unpaid dividends as of March 31, 2006 were approximately $48.1 million.

In November 2004 and December 2004, in connection with an initial public offering by Coinmach Service Corp., the parent of, a portion of the net proceeds from the initial public offering were used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of the outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock. All unredeemed Preferred Stock was exchanged by Coinmach Holding, LLC (“Holding”), the former parent of Laundry Corp. with CSC for additional shares of CSC Class B common stock. Therefore, all of the Class B Preferred Stock outstanding is now held by CSC.

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

At March 31, 2006, there were 26,998,222 Common Units and 667 Preferred Units outstanding and all were vested under the Equity Participation Plan.

Previously due installments on the EPP Loans have been forgiven by Laundry Corp., on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). Laundry Corp. has recorded compensation expense of approximately $12,000, $74,000 and $176,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

Coinmach Laundry Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period

Year ended March 31, 2006 Reserves and allowances deducted from asset accounts: Allowances for uncollected accounts	$3,794,000	$1,574,000	$—	$(1,042,000)	$4,326,000
Year ended March 31, 2005 Reserves and allowances deducted from asset accounts: Allowances for uncollected accounts	2,892,000	1,617,000	—	(715,000)	3,794,000
Year ended March 31, 2004 Reserves and allowances deducted from asset accounts: Allowances for uncollected accounts	1,553,000	1,831,000	—	(492,000)	2,892,000

(1)	Write-off to Accounts Receivable.

Coinmach Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

New York, New York
June 9, 2006

Coinmach Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,128	$56,840
Receivables, less allowance of $4,326 and $3,794	5,635	6,486
Inventories	11,458	12,432
Assets held for sale	—	2,475
Prepaid expenses	4,430	5,031
Interest rate swap asset	2,615	832
Other current assets	1,736	2,582

Total current assets	87,002	86,678
Advance location payments	67,242	72,222
Property, equipment and leasehold improvements
Laundry equipment and fixtures	578,700	526,158
Land, building and improvements	39,098	34,729
Trucks and other vehicles	37,624	32,507

	655,422	593,394
Less accumulated depreciation and amortization	(403,024)	(329,130)

Net property, equipment and leasehold improvements	252,398	264,264
Contract rights, net of accumulated amortization of $114,535 and $100,975	296,912	309,698
Goodwill	206,196	204,780
Other assets	4,602	7,619

Total assets	$914,352	$945,261

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,545	$22,554
Accrued expenses	13,346	10,575
Accrued rental payments	33,044	30,029
Accrued interest	4,992	7,987
Current portion of long-term debt	5,502	17,704

Total current liabilities	74,429	88,849
Deferred income taxes	60,144	68,940
Long-term debt	571,035	554,570
Intercompany loan	183,564	81,670
Due to Parent	48,942	51,534

Total liabilities	938,114	845,563
Stockholder’s equity (deficit):
Common stock, par value $.01:
1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	286,629	286,629
Accumulated other comprehensive income, net of tax	1,547	492
Accumulated deficit	(311,938)	(187,423)

Total stockholder’s equity (deficit)	(23,762)	99,698

Total liabilities and stockholder’s equity (deficit)	$914,352	$945,261

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Revenues	$543,485	$538,604	$531,088
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	370,647	367,974	365,709
General and administrative (including stock-based compensation expense of $197 for the year ended March 31, 2006)	9,579	8,843	8,756
Depreciation and amortization	75,556	76,431	72,529
Amortization of advance location payments	19,219	19,578	20,576
Amortization of intangibles	14,118	14,431	15,472
Other items, net	310	855	230

	489,429	488,112	483,272

Operating income	54,056	50,492	47,816
Interest expense	55,950	56,253	57,377
Interest expense — escrow interest	—	941	—
Transaction costs	21,849	17,389	—

Loss before income taxes	(23,743)	(24,091)	(9,561)

(Benefit) provision for income taxes:
Current	400	—	104
Deferred	(9,519)	(8,745)	(3,619)

	(9,119)	(8,745)	(3,515)

Net loss	$(14,624)	$(15,346)	$(6,046)

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statement of Stockholder’s Equity (Deficit)

				Accumulated
				Other		Total
			Capital In	Comprehensive		Stockholder’s
	Common Stock		Excess of	Income (Loss),	Accumulated	Equity
	Shares	Amount	Par Value	net of tax	Deficit	(Deficit)
	(In thousands, except share data)

Balance, March 31, 2003	100	$—	$121,065	$(2,007)	$(69,256)	$49,802
Net loss	—	—	—	—	(6,046)	(6,046)
Gain on derivative instruments	—	—	—	1	—	1

Total comprehensive loss						(6,045)

Balance, March 31, 2004	100	—	121,065	(2,006)	(75,302)	43,757
Capital contribution	—	—	165,564	—	—	165,564
Dividends	—	—	—	—	(96,775)	(96,775)
Net loss	—	—	—	—	(15,346)	(15,346)
Gain on derivative instruments,net of income tax of $1,931	—	—	—	2,498	—	2,498
Total comprehensive loss						(12,848)

Balance, March 31, 2005	100	—	286,629	492	(187,423)	99,698
Dividends	—	—	—	—	(109,891)	(109,891)
Net loss	—	—	—	—	(14,624)	(14,624)
Gain on derivative instruments, net of income tax of $723	—	—	—	1,055	—	1,055
Total comprehensive loss						(13,569)

Balance, March 31, 2006	100	$—	$286,629	$1,547	$(311,938)	$(23,762)

Coinmach Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(14,624)	$(15,346)	$(6,046)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	75,556	76,431	72,529
Amortization of advance location payments	19,219	19,578	20,576
Amortization of intangibles	14,118	14,431	15,472
Gain on sale of investment and equipment	(327)	(557)	(1,232)
Deferred income taxes	(9,519)	(8,745)	(3,619)
Amortization of deferred issue costs	1,396	2,139	2,414
Premium on redemption of 9% Senior Notes	14,603	11,295	—
Write-off of deferred issue costs	6,178	3,475	—
Stock based compensation	197	—	—
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(943)	1,013	(1,383)
Receivables, net	880	(279)	4,246
Inventories and prepaid expenses	1,575	(738)	2,246
Accounts payable and accrued expenses, net	695	1,906	(6,780)
Accrued interest	(2,995)	438	(545)

Net cash provided by operating activities	106,009	105,041	97,878

Investing activities
Additions to property, equipment and leasehold improvements	(57,937)	(53,444)	(65,460)
Advance location payments to location owners	(14,239)	(18,051)	(21,272)
Additions to net assets related to acquisitions of businesses	(3,436)	(628)	(3,615)
Proceeds from sale of investment	—	277	1,022
Proceeds from sale of property and equipment	2,884	919	876

Net cash used in investing activities	(72,728)	(70,927)	(88,449)

Financing activities
Proceeds from credit facility	570,000	—	8,700
Repayments under credit facility	(241,082)	(19,830)	(9,613)
Redemption of 9% Senior Notes	(324,500)	(125,500)	—
Payment of premium on 9% Senior Notes	(14,603)	(11,295)	—
Credit facility issuance costs	(3,108)	—	—
Capital contribution from Parent	—	165,564	—
Dividends paid to Parent	(109,891)	(96,775)	—
Principal payments on capitalized lease obligations	(4,668)	(4,331)	(3,995)
(Repayments to) borrowings from bank and other borrowings	(246)	105	498
Net (repayment to) borrowings from Parent	(2,789)	1,498	(827)
Proceeds from intercompany loan	101,894	81,670	—

Net cash used in financing activities	(28,993)	(8,894)	(5,237)

Net increase in cash and cash equivalents	4,288	25,220	4,192
Cash and cash equivalents, beginning of year	56,840	31,620	27,428

Cash and cash equivalents, end of year	$61,128	$56,840	$31,620

Supplemental disclosure of cash flow information
Interest paid	$57,549	$53,674	$55,614

Income taxes paid	$254	$301	$60

Non cash investing and financing activities
Acquisition of fixed assets through capital leases	$4,759	$4,199	$3,929

Transfer of assets held for sale to fixed assets	$1,936	$—	$—

See accompanying notes.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements of Coinmach Corporation, a Delaware corporation (“Coinmach”), includes the accounts of all of its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Coinmach is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation (“Laundry Corp.” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”). Unless otherwise specified herein, references to the “Company”, “we”, “us”, and “our” shall mean Coinmach and its subsidiaries.

The Company is a provider of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. Through Appliance Warehouse of America Inc. (“AWA”), a Delaware corporation jointly owned by CSC and us the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a Delaware corporation and our own direct wholly-owned subsidiary, constructs, designs and retrofits laundromats and distributes laundromat equipment.

In November and December 2004, CSC completed its initial public offering (the “IPO”) of Income Deposit Securities (“IDSs”) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings, LLC (“Holdings”), the former parent of the Company, exchanged its Laundry Corp. capital stock and all of its shares of common stock for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”

CSC used a portion of the proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to Laundry Corp. aggregating approximately $170.8 million. Laundry Corp. then contributed approximately $165.6 million to Coinmach. Coinmach then made a dividend payment to Laundry Corp. of approximately $93.5 million.

Coinmach used the net proceeds from the IPO along with available cash to (i) redeem a portion of the 9% senior notes due 2010 of Coinmach (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) make a $93.5 million dividend payment to Laundry Corp.

On February 8, 2006, CSC completed a public offering of 12,312,633 shares of CSC Class A common stock (including an overallotment exercised by the underwriter on February 17, 2006) at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering, including the exercise of the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the CSC 11% senior secured notes due 2024, approximately $101.9 million of the net proceeds from the Class A Offering were loaned to Coinmach in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach distributed the net proceeds from the Class A Offering to Laundry Corp. who in turn distributed them to CSC.

Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge Laundry Corp. and Coinmach Corp. into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to satisfy these and other applicable conditions with respect to

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Merger Event and consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Amended and Restated Credit Facility (as defined above) and sole owner of the capital stock of Coinmach Corp.’s subsidiaries. We are not currently contemplating completion of the Merger Event.

Appliance Warehouse Transfer

On November 29, 2002, the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to the Company (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. The Company consolidates AWA as a result of its ownership of the AWA Preferred Stock which represents 100% of the voting interest. The Company treats the AWA Common Stock held by CSC as a minority interest. The Company has not recorded minority interest because AWA’s Preferred Stock dividend requirements exceed its net income and CSC is not obligated to fund AWA’s losses. Minority interest will be recorded in the future for the amount of AWA’s net income that exceeds the preferred stock dividend requirements.

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

Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $20.0 million for the year ended March 31, 2006, $24.1 million for the year ended March 31, 2005 and $20.8 million for the year ended March 31, 2004.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

	March 31,
	2006	2005

Laundry equipment	$7,884	$8,882
Machine repair parts	3,574	3,550

	$11,458	$12,432

Long-Lived Assets

Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2006.

Assets Held for Sale

During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $350,000, which closed on October 19, 2005 and which resulted in a write down of the related asset value by approximately $190,000. This write down is reflected in Other Items, net, on the Statement of Operations for the fiscal year ended March 31, 2006. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company has ceased all marketing efforts and has decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1,936,000 as of December 31, 2005, which represents their historical cost. The Company believes the fair value of these laundromats exceeded the historical cost on the date of transfer.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2006 and 2005 is as follows (in thousands):

	March 31,
	2006	2005

Route	$195,026	$195,026
Rental	8,253	6,837
Distribution	2,917	2,917

	$206,196	$204,780

During the fiscal year ended March 31, 2006, the Company made several acquisitions aggregating approximately $3.4 million. Based on a preliminary purchase price allocation, the Company allocated approximately $1.4 million to goodwill.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company performed its annual assessment of goodwill as of January 1, 2006 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2006 and 2005 consists of the following (in thousands):

	March 31,
	2006	2005

Goodwill — beginning of year	$204,780	$204,780
Acquisitions	1,416	—

Goodwill — end of year	$206,196	$204,780

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

Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years Ending March 31,

2007	$13.3
2008	12.9
2009	12.6
2010	12.3
2011	12.0

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

Advance Location Payments

Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term, and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the balance sheet as a component of prepaid expenses.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in stockholder’s equity excluding changes in ownership interests. Comprehensive income (loss) consists of gains on derivative instruments (interest rate swap agreements).

Other Assets

At March 31, 2006, other assets include deferred financing costs related to the Amended and Restated Credit Facility of approximately $3.0 million, net of accumulated amortization of approximately $2.0 million.

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

The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive income and upon settlement subsequently reclassified into earnings.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the expense recognition provisions of SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. See Note 13 “2004 Long-Term Incentive Plan” for further discussion on stock-based compensation.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2006	2005

Credit facility indebtedness	$569,425	$240,507
Obligations under capital leases	6,721	6,630
9% Senior Notes due 2010	—	324,500
Other long-term debt with varying terms and maturities	391	637

	576,537	572,274
Less current portion	5,502	17,704

	$571,035	$554,570

a.	Amended and Restated Credit Facility

On December 19, 2005, Coinmach, Laundry Corp. and certain subsidiary guarantors entered into an amendment and restatement of the Senior Secured Credit Facility (such amendment and restatement the “Amended and Restated Credit Facility”), which is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). Such credit facility amended and restated the credit facility originally entered into on January 25, 2002. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. Laundry Corp. has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.

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

The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At March 31, 2006, the monthly variable Eurodollar rate was 4.8125%.

As a result of the Credit Facility Refinancing, Coinmach incurred approximately $3.1 in issuance costs related to the Amended and Restated Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012. In addition to the issuance costs, Coinmach incurred certain expenses that were classified as transaction costs on the Consolidated Statement of Operations for the fiscal year ended March 31, 2006, which included (1) the write-off of the unamortized deferred financing costs related to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million and (2) expenses aggregating approximately $1.0 million related to the Senior Secured Credit Facility that was amended.

The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to CSC), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there is no required amount that is payable relating to the annual excess cash flow of Coinmach.

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

If we were to consummate the Merger Event, we would become the direct borrower under the Amended and Restated Credit Facility and sole owner of the capital stock of Coinmach’s subsidiaries. As a result of the Merger Event, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of CSC’s real and personal property and would be guaranteed by each of our domestic subsidiaries.

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

At March 31, 2006, the $569.4 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.31% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2006 were approximately $6.8 million.

At March 31, 2006, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Debt outstanding under the Amended and Restated Credit Facility consists of the following (in thousands):

	March 31,
	2006	2005

Tranche term loan B, quarterly payments of approximately $575, increasing to approximately $1,425 on March 31, 2009 with the final payment of approximately $541,725 on December 19, 2012 (Interest rate of 7.3125% at March 31, 2006)	$569,425	$240,507
Revolving line of credit	—	—

	$569,425	$240,507

b.	9% Senior Notes

On January 25, 2002, Coinmach issued $450 million aggregate principal amount of the 9% Senior Notes. On December 24, 2004, Coinmach used a portion of the proceeds from the IPO to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).

On December 30, 2005, Coinmach delivered notice to the holders of the 9% Senior Notes that, pursuant to the indenture governing such notes, it would retire all of the outstanding 9% Senior Notes on February 1, 2006 at a redemption price equal to 104.5% of the principal amount thereof, plus accrued and unpaid interest thereon. On February 1, 2006, Coinmach used the delayed draw term loans available under the term loan portion of the Amended and Restated Credit Facility to retire all of the $324.5 million outstanding aggregate principal amount of 9% Senior Notes, plus pay approximately $14.6 million of related redemption premium. Coinmach used available cash to pay the approximately $14.6 million regularly scheduled semi-annual aggregate interest payment due on such date. As a result, effective February 1, 2006, no 9% Senior Notes were outstanding.

The retirement of the 9% Senior Notes resulted in a charge to operations in the fourth fiscal quarter of approximately $19.2 million, consisting of (a) the redemption premium of approximately $14.6 million, (b) the write-off of unamortized deferred financing costs of approximately $4.5 million and (c) related fees and expenses of approximately $0.1 million.

The aggregate maturities of debt during the next five years and thereafter as of March 31, 2006 are as follows (in thousands):

Principal
Years Ending March 31,	Amount

2007	$5,502
2008	4,485
2009	4,505
2010	6,000
2011	5,756
Thereafter	550,289

Total debt	$576,537

c.	Interest Rate Swaps

On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $1.1 million, net of tax, in the stockholder’s equity section for the fiscal year ended March 31, 2006, relating to the interest rate swaps that qualify as cash flow hedges.

4.	Intercompany Loan

In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan on February 8, 2006 and February 17, 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. As a result of the retirement on February 1, 2006 of all the outstanding 9% Senior Notes, the Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

If at any time Coinmach is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or CSC Class A common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to Coinmach and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.

While we presently do not intend to effect the Merger Event, if we were to consummate the Merger Event, the Intercompany Loan would no longer be outstanding.

At March 31, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.

5.	Retirement Savings Plan

The Company maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Contributions to such plan amounted to approximately $500,000 for the year ended March 31, 2006, $502,000 for the year ended March 31, 2005 and $499,000 for the year ended March 31, 2004. The Company does not provide any other post-retirement benefits.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2006	2005

Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$97,466	$108,429
Interest rate swap	1,063	340
Other	2,124	1,798

Total deferred tax liabilities	100,653	110,567

Deferred tax assets:
Net operating loss carryforwards	47,944	48,982
Covenant not to compete	1,177	1,074
Transaction costs	438	—
Other	1,670	2,121

Total deferred tax assets	51,229	52,177
Valuation allowances	(10,720)	(10,550)

Net deferred tax assets	40,509	41,627

Net deferred tax liability	$60,144	$68,940

The net operating loss carryforwards of approximately $117.0 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. The valuation allowance increased by approximately $0.2 million from March 31, 2005 to March 31, 2006.

The benefit for income taxes consists of (in thousands):

	Year Ended March 31,
	2006	2005	2004

Federal	$(8,234)	$(6,818)	$(2,815)
State	(885)	(1,927)	(700)

	$(9,119)	$(8,745)	$(3,515)

Included in state tax benefit for the year ended March 31, 2006 are $0.4 million of current state income taxes.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004

Expected tax benefit	$(8,310)	$(8,431)	$(3,346)
State tax benefit, net of federal taxes	(1,127)	(1,252)	(473)
Valuation allowance	170	—	—
Permanent book/tax difference	148	938	304

Tax benefit	$(9,119)	$(8,745)	$(3,515)

7.	Guarantor Subsidiaries

The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have guaranteed the indebtedness under the Amended and Restated Credit Facility referred to in Note 3. The Company has not included separate financial statements of the guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition the non-Guarantor Subsidiaries are “minor” since the combined operations of the non-Guarantor Subsidiaries represent less than 1% of the Company’s total revenue, total assets, stockholder’s equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis. Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries. The condensed consolidating balance sheets as of March 31, 2006 and 2005, the consolidating statements of operations for the years ended March 31, 2006, March 31, 2005 and March 31, 2004, and the condensed consolidating statement of cash flows for the years ended March 31, 2006, March 31, 2005 and March 31, 2004, include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette., Inc., as Guarantor Subsidiaries.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets

	March 31, 2006
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, prepaid expenses and other current assets	$75,068	$11,934	$—	$87,002
Advance location payments	67,230	12	—	67,242
Property, equipment and leasehold improvements, net	226,301	26,097	—	252,398
Intangible assets, net	491,939	11,169	—	503,108
Intercompany loans and advances	43,948	(18,324)	(25,624)	—
Investment in subsidiaries	(22,900)	—	22,900	—
Investment in preferred stock	20,033	—	(20,033)	—
Other assets	6,012	(1,410)	—	4,602

Total assets	$907,631	$29,478	$(22,757)	$914,352

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$63,027	$5,900	$—	$68,927
Current portion of long-term debt	5,396	106	—	5,502

Total current liabilities	68,423	6,006	—	74,429
Deferred income taxes	55,173	4,971	—	60,144
Long-term debt, less current portion	570,857	25,802	(25,624)	571,035
Intercompany loan	183,564	—	—	183,564
Due to Parent	48,942	—	—	48,942
Preferred stock and dividends payable	—	20,033	(20,033)	—
Total stockholder’s deficit	(19,328)	(27,334)	22,900	(23,762)

Total liabilities and stockholder’s deficit	$907,631	$29,478	$(22,757)	$914,352

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	March 31, 2005
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets, consisting of cash, receivables, inventory, prepaid expenses and other current assets	$69,403	$17,275	$—	$86,678
Advance location payments	72,171	51	—	72,222
Property, equipment and leasehold improvements, net	236,781	27,483	—	264,264
Intangible assets, net	504,724	9,754	—	514,478
Intercompany loans and advances	50,019	(26,372)	(23,647)	—
Investment in subsidiaries	(25,753))	—	25,753	—
Investment in preferred stock	18,405	—	(18,405)	—
Other assets	7,601	18	—	7,619

Total assets	$933,351	$28,209	$(16,299)	$945,261

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$59,868	$11,277	$—	$71,145
Current portion of long-term debt	17,539	165	—	17,704

Total current liabilities	77,407	11,442	—	88,849
Deferred income taxes	66,071	2,869	—	68,940
Long-term debt, less current portion	554,165	24,051	(23,646)	554,570
Intercompany loan	81,670	—	—	81,670
Due to Parent	51,534	—	—	51,534
Preferred stock and dividends payable	—	18,405	(18,405)	—
Total stockholder’s equity (deficit)	102,504	(28,558)	25,752	99,698

Total liabilities and stockholder’s equity (deficit)	$933,351	$28,209	$(16,299)	$945,261

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

	Year Ended March 31, 2006
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$481,672	$61,813	$—	$543,485
Costs and expenses	434,318	55,111	—	489,429

Operating income	47,354	6,702	—	54,056
Transaction costs	21,849	—	—	21,849
Interest expense	53,936	2,014	—	55,950

(Loss) income before income taxes	(28,431)	4,688	—	(23,743)
Income tax (benefit) provision	(10,955)	1,836	—	(9,119)

	(17,476)	2,852	—	(14,624)
Equity in loss of subsidiaries	(2,852)	—	2,852	—

	(14,624)	2,852	(2,852)	(14,624)
Dividend income	(1,628)	—	1,628	—

Net (loss) income	$(12,996)	$2,852	$(4,480)	$(14,624)

	Year Ended March 31, 2005
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$472,484	$66,120	$—	$538,604
Costs and expenses	426,810	61,302	—	488,112

Operating income	45,674	4,818	—	50,492
Transaction costs	17,389	—	—	17,389
Interest expense	54,401	1,852	—	56,253
Interest expense — escrow interest	941	—	—	941

Loss before income taxes	(27,057)	2,966	—	(24,091)
Income tax (benefit) provision	(10,004)	1,259	—	(8,745)

	(17,053)	1,707	—	(15,346)
Equity in loss of subsidiaries	(1,707)	—	1,707	—

	(15,346)	1,707	(1,707)	(15,346)
Dividend income	(1,628)	—	1,628	—

Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$469,640	$61,448	$—	$531,088
Costs and expenses	421,845	61,427	—	483,272

Operating income	47,795	21	—	47,816
Interest expense	55,639	1,738	—	57,377

Loss before income taxes	(7,844)	(1,717)	—	(9,561)
Income tax benefit	(2,773)	(742)	—	(3,515)

	(5,071)	(975)	—	(6,046)
Equity in loss of subsidiaries	975	—	(975)	—

	(6,046)	(975)	975	(6,046)
Dividend income	(1,642)	—	1,642	—

Net loss	$(4,404)	$(975)	$(667)	$(6,046)

Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2006
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(12,996)	$2,852	$(4,480)	$(14,624)
Noncash adjustments	111,669	9,752	—	121,421
Change in operating assets and liabilities	(2,111)	1,323	—	(788)

Net cash provided by operating activities	96,562	13,927	(4,480)	106,009

Investing activities
Investment in and advances to subsidiaries	(4,363)	—	4,363	—
Capital expenditures	(65,844)	(6,332)	—	(72,176)
Acquisition of assets	(1,225)	(2,211)	—	(3,436)
Sale of property and equipment	1,981	903	—	2,884

Net cash provided by operating activities	(69,451)	(7,640)	4,363	(72,728)

Financing activities
Repayment of debt	(565,582)	—	—	(565,582)
Other financing items	443,037	(8,342)	—	434,695
Loan from Parent	101,894	—	—	101,894

Net cash provided by operating activities	(20,651)	(8,342)	—	(28,993)

Net increase (decrease) in cash and cash equivalents	6,460	(2,055)	(117)	4,288
Cash and cash equivalents, beginning of year	54,198	2,642	—	56,840

Cash and cash equivalents, end of year	$60,658	$587	$(117)	$61,128

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2005
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)
Noncash adjustments	108,254	9,793	—	118,047
Change in operating assets and liabilities	(357)	2,697	—	2,340

Net cash provided by operating activities	94,179	14,197	(3,335)	105,041

Investing activities
Investment in and advances to subsidiaries	(3,335)	—	3,335	—
Capital expenditures	(66,204)	(5,291)	—	(71,495)
Acquisition of assets	(628)	—	—	(628)
Sale of investment	277	—	—	277
Sale of property and equipment	—	919	—	919

Net cash provided by operating activities	(69,890)	(4,372)	3,335	(70,927)

Financing activities
Repayment of debt	(145,330)	—	—	(145,330)
Other financing items	62,948	(8,182)	—	54,766
Loan from Parent	81,670	—	—	81,670

Net cash provided by operating activities	(712)	(8,182)	—	(8,894)

Net increase in cash and cash equivalents	23,577	1,643	—	25,220
Cash and cash equivalents, beginning of year	30,621	999	—	31,620

Cash and cash equivalents, end of year	$54,198	$2,642	$—	$56,840

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended March 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(4,404)	$(975)	$(667)	$(6,046)
Noncash adjustments	96,581	9,559	—	106,140
Change in operating assets and liabilities	(3,171)	955	—	(2,216)

Net cash provided by operating activities	89,006	9,539	(667)	97,878

Investing activities
Investment in and advances to Subsidiaries	(667)	—	667	—
Capital expenditures	(77,957)	(8,775)	—	(86,732)
Acquisition of assets	(3,615)	—	—	(3,615)
Sale of investment	1,022	—	—	1,022
Sale of property and equipment	—	876	—	876

Net cash investing activities	(81,217)	(7,899)	667	(88,449)

Financing activities
Proceeds from debt	8,700	—	—	8,700
Repayment of debt	(9,613)	—	—	(9,613)
Other financing items	(2,309)	(2,015)	—	(4,324)

Net cash provided by financing activities	(3,222)	(2,015)	—	(5,237)

Net increase (decrease) in cash and cash equivalents	4,567	(375)	—	4,192
Cash and cash equivalents, beginning of year	26,054	1,374	—	27,428

Cash and cash equivalents, end of year	$30,621	$999	$—	$31,620

8.	Commitments and Contingencies

Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $10.0 million for the year ended March 31, 2006, $9.7 million for the year ended March 31, 2005 and $8.9 million for the year ended March 31, 2004.

Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2006, 2005 and 2004.

The following summarizes property under capital leases at March 31, 2006 and 2005:

	2006	2005
	(In thousands)

Laundry equipment and fixtures	$1,300	$1,148
Trucks and other vehicles	27,469	22,862

	28,769	24,010
Less accumulated amortization	(20,137)	(15,930)

	$8,632	$8,080

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2006 are as follows (in thousands):

	Capital	Operating

2007	$3,614	$8,196
2008	2,436	6,014
2009	1,403	4,957
2010	253	3,984
2011	—	2,467
Thereafter	—	2,879

Total minimum lease payments	7,706	$28,497

Less amounts representing interest	985

Present value of net minimum lease payments (including current portion of $3,037)	$6,721

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2006 were approximately $6.8 million.

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

In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $50,000 and $100,000 is included in other assets as of March 31, 2006 and March 31, 2005, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. Through March 31, 2006, the Company forgave an aggregate amount of principal and interest of approximately $226,150 under such loan. The outstanding balance of such loan is included in other assets as of March 31, 2006 and March 31, 2005.

During the fiscal years ended March 31, 2006 and March 31, 2005, the Company paid a director, a member of each of Coinmach’s board of directors, the CSC board of directors, the Holdings board of

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

managers and the Laundry Corp. board of directors, $193,000 and $180,000, respectively, for general financial advisory and investment banking services which are recorded in general and administrative expenses. CSC paid a one-time fee of $500,000 to the director in connection with the IDS Transactions and a one-time fee of $125,000 to the director in connection with the Credit Facility Refinancing. In addition, in February 2006, CSC awarded 11,111 restricted shares of CSC Class A common stock to a director of CSC as noted in Footnote 13, “2004 Long-Term Incentive Plan.”

10.	Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximate their fair value at March 31, 2006.

11.	Segment Information

The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, and collecting revenues generated from laundry machines. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2006	2005	2004

Revenue:
Route	$481,671	$472,484	$469,641
All other:
Rental	36,130	34,372	32,572
Distribution	25,684	31,748	28,875

Subtotal	61,814	66,120	61,447

Total revenue	543,485	538,604	531,088

EBITDA(1):
Route	$156,729	$155,378	$154,436
All other
Rental	15,388	13,840	12,197
Distribution	721	1,412	(1,254)

Subtotal	16,109	15,252	10,943

Other items, net	(310)	(855)	(230)
Transaction costs(2)	(21,849)	(17,389)	—
Corporate expenses	(9,579)	(8,843)	(8,756)

Total EBITDA	141,100	143,543	156,393
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(97,293)	(98,921)	(98,148)
All other	(8,160)	(8,242)	(8,062)
Corporate expenses	(3,440)	(3,277)	(2,367)

Total depreciation	(108,893)	(110,440)	(108,577)

Interest expense	(55,950)	(56,253)	(57,377)
Interest expense — escrow	—	(941)	—

Consolidated loss before income taxes	$(23,743)	$(24,091)	$(9,561)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the fiscal year ended March 31, 2006 has not been adjusted to exclude transaction costs consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) approximately $4.5 million of write-off of deferred financial costs related to the redemption of the 9% Senior Notes, (iii) approximately $1.7 million of write-off of unamortized deferred financing costs related to the refinancing of the Senior Secured Credit Facility and (iv) approximately $1.0 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting: (i) approximately $11.3 million redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses related to an amendment to the Senior Secured Credit Facility aggregating approximately $1.8 million to, among other

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

	Year Ended March 31,
	2006	2005	2004

Expenditures for acquisitions and additions of long-lived assets:
Route	$60,151	$64,844	$81,685
All other	15,461	7,279	8,662

Total	$75,612	$72,123	$90,347

Segment assets:
Route	$885,988	$910,980	$899,714
All other	27,517	28,209	48,535
Corporate assets	847	6,072	11,260

Total	$914,352	$945,261	$959,509

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

	Year Ended March 31,
	2006	2005	2004

Net loss	$(14.6)	$(15.3)	$(6.0)
Benefit for income taxes	(9.1)	(8.8)	(3.6)
Interest expense	55.9	56.3	57.4
Interest expense — escrow interest	—	0.9	—
Depreciation and amortization	108.9	110.4	108.6

EBITDA*	$141.1	$143.5	$156.4

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The computation of EBITDA for the fiscal year ended March 31, 2006 has not been adjusted to exclude transaction costs consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) approximately $4.5 million of write-off of deferred financial costs related to the redemption of the 9% Senior Notes, (iii) approximately $1.7 million of write-off of unamortized deferred financing costs related to the refinancing of the Senior Secured Credit Facility and (iv) approximately $1.0 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting of: (1) approximately $11.3 million redemption premium related to the redemption of the portion of the 9% Senior Notes, (2) the write-off of the deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses related to an amendment to the Senior Secured Credit Facility aggregating approximately $1.8 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

12.	Dividends

On May 12, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on June 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

On August 9, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on September 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

On November 8, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on December 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

On February 10, 2006, the board of directors of Coinmach approved an aggregate cash dividend of approximately $6.2 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on March 1, 2006 to Laundry Corp. to be used by CSC to satisfy in paid distribution payments under its IDS and CSC Class A common stock.

On February 8, 2006 and February 17, 2006, in connection with the Class A Offering, aggregate cash dividends of approximately $87.5 million, was paid by Coinmach to Laundry Corp.

On May 10, 2006, the board of directors of Coinmach approved an aggregate cash dividend of approximately $17.0 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on June 1, 2006 to Laundry Corp. to be used by CSC to satisfy in paid distribution payments under its IDS and CSC Class A common stock.

13.	2004 Long-Term Incentive Plan

In November 2004, the board of directors of CSC adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of CSC Class A common stock and CSC Class B common stock immediately following consummation of the IDS Transactions,

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

which equals 6,583,796 shares. As of March 31, 2006, the board of directors of CSC had authorized up to 2,836,729 shares of CSC Class A common stock for issuance under the 2004 LTIP.

On January 4, 2006, the compensation committee of the CSC board of directors awarded restricted shares of CSC Class A common stock to certain executive officers and resolved to recommend to the board of directors the award of restricted shares of CSC Class A common stock to certain board members. On January 26, 2006, the board of directors approved such recommendation. Such awards were granted in aggregate dollar amounts, with the actual number of shares issued determined by dividing the price to the public of the shares of CSC Class A common stock issued in the Class A Offering by such dollar amounts, which are described below.

The restricted stock awards were as follows: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of CSC Class A common stock (or 22,222 shares) were designated for an employee pool, awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “Restricted Stock Awards”) other than executive officers at the discretion of the Company’s chief executive officer.

The Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the Restricted Stock Awards to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of CSC Class A common stock prior to becoming fully vested, including voting and dividend rights.

On February 15, 2006 CSC issued 88,889 restricted shares of CSC Class A common stock. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods. Coinmach has recorded compensation expense of approximately $0.2 million for the year ended March 31, 2006. The Company has estimated the forfeiture rate to be zero.

A summary of the status of the Company’s restricted shares as of March 31, 2006 and changes during the year ended March 31, 2006 is presented below.

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract

Restricted shares at April 1, 2005	—	$—
Restricted shares granted	88,889	9.01
Vested	21,776	9.01

Restricted shares unvested at March 31, 2006	67,113	$9.01

As of March 31, 2006, there was approximately $0.6 million of unrecognized compensation costs related to restricted share compensation arrangements. That cost is expected to be recognized over a weighted average period of 4 years.

14.	Subsequent Event

On April 3, 2006, the Company completed the acquisition of American Sales, Inc. (“ASI”) for a purchase price of approximately $15.0 million, subject to the outcome of certain purchase price adjustments. ASI is a leading laundry service provider to colleges and universities in the mid-west with 40 years of experience and more than 45 partner schools.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006

Revenues	$133,830	$132,320	$138,744	$138,591
Operating income	14,242	12,115	14,814	12,885
Income (loss) before income taxes	552	(1,559)	(1,529)	(21,207)
Net income (loss)	296	(954)	(963)	(13,003)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Revenues	$133,499	$132,950	$135,627	$136,528
Operating income	12,459	11,211	13,555	13,267
loss before income taxes	(1,768)	(3,187)	(18,658)	(478)
Net (loss)	(1,088)	(1,936)	(12,017)	(305)

Coinmach Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Year ended March 31, 2006 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$3,794,000	$1,574,000	$—	$(1,042,000)	$4,326,000
Year ended March 31, 2005 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	2,892,000	1,617,000	—	(715,000)	3,794,000
Year ended March 31, 2004 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,553,000	1,831,000	—	(492,000)	2,892,000

(1)	Write-off to accounts receivable.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Coinmach Service Corp. (referred to as CSC) (incorporated by reference from exhibit 3.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
3	.2*	Amended and Restated Bylaws of CSC
3.3		Second Restated Certificate of Incorporation of Coinmach Laundry Corporation ((formerly SAS Acquisitions Inc.) and referred to as Laundry Corp.) (incorporated by reference from exhibit number 3.3 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.4		Bylaws of CLC Acquisition Corp. (now known as Laundry Corp.) (incorporated by reference from exhibit number 3.5 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.5		Restated Certificate of Incorporation of Coinmach Corporation (referred to as Coinmach Corp.) (incorporated by reference from exhibit number 3.6 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.6		Amended and Restated Bylaws of Coinmach Corp. (incorporated by reference from exhibit number 3.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.7		Certificate of Incorporation of Super Laundry Equipment Corp. (incorporated by reference from exhibit number 3.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.8		Bylaws of Super Laundry Equipment Corp. (incorporated by reference from exhibit number 3.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.9		Certificate of Incorporation of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit number 3.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.10		Bylaws of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit number 3.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.11		Certificate of Incorporation of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit number 3.11 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
3.12		Amended and Restated Bylaws of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit number 3.12 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.13		Certificate of Amendment of Certificate of Incorporation of American Laundry Franchising Corp. (incorporated by reference from exhibit number 3.13 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
3.14		Bylaws of American Laundry Franchising Corp. (incorporated by reference from exhibit number 3.14 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.1		Indenture by and between CSC, the subsidiary guarantors named therein and the Bank of New York, as Trustee (incorporated by reference from exhibit 4.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.2		Security Agreement between CSC and Laundry Corp. in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.3		Pledge Agreement between CSC and Laundry Corp. in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.4		Intercompany Note of Coinmach Corp., issued to CSC (incorporated by reference from exhibit 4.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

Exhibit
Number		Description

4.5		Intercompany Note Guaranty (incorporated by reference from exhibit 4.5 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.6		Guarantee relating to the Senior Secured notes due 2024 of CSC (incorporated by reference from exhibit 4.6 to Coinmach’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.7		CSC Senior Secured Note (incorporated by reference from exhibit 4.7 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.8		IDS Certificate (incorporated by reference from exhibit 4.8 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
4.9		Indenture, dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and U.S. Bank, N.A., as trustee (incorporated by reference from exhibit number 4.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.10		Registration Rights Agreement dated as of January 25, 2002, by and among Coinmach Corp., the subsidiary guarantors named therein and the Initial Purchasers named therein (incorporated by reference from exhibit number 4.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
4.11		Form of 9% senior note of Coinmach Corp. (included as an exhibit to Exhibit 4.9 hereto) (incorporated by reference from exhibit number 4.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.1		Credit Agreement dated January 25, 2002, among Coinmach Corp., Laundry Corp., the Subsidiary Guarantors named therein, the lending institutions named therein, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust and referred to as DB Trust), Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.1 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.2		Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Laundry Corp., the subsidiary guarantors named therein and the lenders named therein (incorporated by reference from exhibit 10.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.3		Amended and Restated Security holders Agreement among CSC, Coinmach Holdings LLC (referred to as Holdings) and its unit holders (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.4		Intercreditor Agreement by and among Laundry Corp., the collateral agent under the Credit Agreement and the collateral agent named therein (incorporated by reference from exhibit 10.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10	.5*	Purchase Agreement by and between Holdings and CSC
10.6		Indemnity Agreement by and between CSC and Woody M. McGee (incorporated by reference from exhibit 10.6 to CSC’s Form 10-K for the period ended March 31, 2005, file number 001-32359)
10.7		Indemnity Agreements by and between CSC and each director and executive officer named therein (incorporated by reference from exhibit 10.6 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.8		Senior Management Agreement, dated March 6, 2003, by and among Coinmach Corp., Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.9		Employment Agreement, dated as of July 1, 1995, by and between Solon (as predecessor-in-interest to Coinmach Corp.), Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.10		Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach Corp. (incorporated by reference from exhibit number 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

10.11	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.12	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.13	Security Agreement, dated January 25, 2002, among Coinmach Corp., each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit number 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.14	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.15	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach Corp., in favor of DB Trust (incorporated by reference from exhibit number 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.16	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach Corp., as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit number 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.17	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.18	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.20	Management Contribution Agreement, dated as of March 5, 2003,by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.21	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.22	Amended and Restated Promissory Note, by and between MCS, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.23	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.24	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.25	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.26	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach Corp. dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.28 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number		Description

10.27		Senior Management Employment Agreement, by and between Coinmach Corp. and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit number 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.28		Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.30 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.29		Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of July 26, 1995 (incorporated by reference from exhibit number 10.31 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.30		Promissory Note, by and between MCS, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.32 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.31		Promissory Note, by and between Mitchell Blatt, as borrower and Laundry Corp., dated as of May 10, 1996 (incorporated by reference from exhibit number 10.33 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.32		Amended and Restated Promissory Note, by and between Ramon Norniella, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.34 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.33		Limited Liability Company Agreement of Holdings dated March 6, 2003 (incorporated by reference from exhibit number 10.35 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.34		Amendment No. 1 to the Limited Liability Company Agreement of Holdings (incorporated by reference from exhibit number 10.36 to Amendment No. 7 to CSC’s Form S-1 filed on November 18, 2004, file number 333-114421)
10.35		CSC 2004 Long Term Incentive Plan (incorporated by reference from exhibit 10.35 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.36		CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit number 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)
10.37		Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated July 26, 1995 (incorporated by reference from exhibit number 10.39 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.38		Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated May 10, 1996 (incorporated by reference from exhibit number 10.40 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.39		Promissory Note, by and between Michael E. Stanky, as borrower, and Laundry Corp. dated July 26, 1995 (incorporated by reference from exhibit number 10.41 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.40		Amendment No. 1 to Holding Pledge Agreement made by Laundry Corp. to DB Trust (incorporated by reference from exhibit 10.40 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)
10.41		Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.34 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.42		Form of Amended and Restated Senior Management Agreement by and among CSC, Holdings, Coinmach Corp., MCS and Stephen Kerrigan (incorporated by reference from exhibit number 10.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)
10.43		Form of Amended and Restated Senior Management Agreement by and among CSC, Holdings, Coinmach Corp., and Robert M. Doyle (incorporated by reference from exhibit number 10.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3,2004, file number 333-114421)
10	.44*	Restricted Stock Award Agreement, dated February 15, 2006, by and between Stephen R. Kerrigan and CSC

Exhibit
Number		Description

10	.45*	Restricted Stock Award Agreement, dated February 15, 2006, by and between Robert M. Doyle and CSC
10	.46*	Restricted Stock Award Agreement, dated February 15, 2006, by and between Mitchell Blatt and CSC
10	.47*	Restricted Stock Award Agreement, dated February 15, 2006, by and between Michael E. Stanky and CSC
10	.48*	Restricted Stock Award Agreement, dated February 15, 2006, by and between Ramon Norniella and CSC
10	.49*	Restricted Stock Award Agreement, dated February 15, 2006, by and between James N. Chapman and CSC
12	.1*	Statement re: Computation of Earnings to Fixed Charges
21	.1*	Subsidiaries of CSC
31	.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith