Form 10-Q
period 2006-06-30
COINMACH SERVICE CORP
filed 2006-08-04
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32359
Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-0809839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)
(516) 349-8555
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Class A common stock, $0.01 par value per share	29,113,641 shares
Class B common stock, $0.01 par value per share	23,374,450 shares
     The registrant publicly trades Income Deposit Securities (“IDSs”) and shares of Class A common stock separately on the American Stock Exchange. Each IDS is comprised of one underlying share of Class A common stock and an underlying 11% senior secured note due 2024 in a principal amount of $6.14. As of July 31, 2006, there were 13,003,511 IDSs outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	June 30, 2006	March 31, 2006[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$34,301	$62,008
Receivables, net	6,557	5,635
Inventories	13,630	11,458
Prepaid expenses	4,807	4,375
Interest rate swap asset	5,598	2,615
Other current assets	2,093	1,796

Total current assets	66,986	87,887
Advance location payments	66,574	67,242
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $421,254 and $403,024	251,188	252,398
Contract rights, net of accumulated amortization of $117,986 and $114,535	303,367	296,912
Goodwill	207,997	206,196
Other assets	9,822	11,531

Total assets	$905,934	$922,166

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$36,247	$32,656
Accrued rental payments	31,782	33,044
Accrued interest	6,732	3,563
Current portion of long-term debt	4,770	11,151

Total current liabilities	79,531	80,414
Deferred income taxes	51,337	49,984
Long-term debt	652,918	653,102

Total liabilities	783,786	783,500

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 29,113,641 shares issued and outstanding	291	291
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding	234	234
Capital in excess of par value	389,644	389,616
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	3,311	1,547
Accumulated deficit	(263,344)	(245,034)

Total stockholders’ equity	122,148	138,666

Total liabilities and stockholders’ equity	$905,934	$922,166

See accompanying notes.

1	The March 31, 2006 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended
	June 30, 2006	June 30, 2005
REVENUES	$139,285	$133,830
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	94,399	90,915
General and administrative (including stock-based compensation expense of $38 and $12, respectively)	3,034	2,523
Depreciation and amortization	18,624	18,932
Amortization of advance location payments	4,900	4,135
Amortization of intangibles	3,560	3,485

	124,517	119,990

OPERATING INCOME	14,768	13,840
INTEREST EXPENSE	13,430	15,331
TRANSACTION COSTS	845	—

INCOME (LOSS) BEFORE INCOME TAXES	493	(1,491)
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	168	—
Deferred	133	(516)

	301	(516)

NET INCOME (LOSS)	$192	$(975)

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21

Class B Common Stock	$0.53	$—

Basic and diluted net (loss) income per share:
Class A Common Stock	$(0.14)	$0.10

Class B Common Stock	$0.18	$(0.11)

Weighted average common stock outstanding:
Class A Common Stock	29,046,528	18,911,532

Class B Common Stock	23,374,450	24,980,445

Cash dividends per share:
Class A Common Stock	$0.21	$0.21

Class B Common Stock	$0.53	$—

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended June 30, 2006
(UNAUDITED)
(in thousands of dollars)

					Accumulated
					Other
	Class A	Class B	Capital	Carryover	Comprehensive
	Common	Common	in Excess	Basis	Income, net of	Accumulated	Stockholders’
	Stock	Stock	of Par Value	Adjustment	tax	Deficit	Equity

Balance, March 31, 2006	$291	$234	$389,616	$(7,988)	$1,547	$(245,034)	$138,666
Issuance costs	—	—	(9)	—	—	—	(9)
Comprehensive Income:
Net income	—	—	—	—	—	192	192
Gain on derivative instruments	—	—	—	—	1,764	—	1,764

Total comprehensive income							1,956
Dividends	—	—	—	—	—	(18,502)	(18,502)
Stock-based compensation	—	—	37	—	—	—	37

Balance, June 30, 2006	$291	$234	$389,644	$(7,988)	$3,311	$(263,344)	$122,148

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES:
Net income (loss)	$192	$(975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,624	18,932
Amortization of advance location payments	4,900	4,135
Amortization of intangibles	3,560	3,485
Deferred income taxes	133	(516)
Amortization of deferred issue costs	200	531
Write off of deferred issue costs	414	—
Premium on redemption of 11% senior secured notes due 2024	417	—
Gain on sale of equipment	(77)	(112)
Stock based compensation	38	12
Change in operating assets and liabilities, net of businesses acquired:
Other assets	311	(1,693)
Receivables, net	(751)	295
Inventories and prepaid expenses	(2,177)	853
Accounts payable and accrued expenses, net	1,635	1,479
Accrued interest	3,169	7,094

Net cash provided by operating activities	30,588	33,520

INVESTING ACTIVITIES:
Additions to property, equipment and leasehold improvements	(14,534)	(15,008)
Advance location payments to location owners	(3,346)	(2,904)
Acquisition of net assets related to acquisitions of businesses, net of cash acquired	(14,541)	—
Proceeds from sale of property and equipment	293	299

Net cash used in investing activities	(32,128)	(17,613)

FINANCING ACTIVITIES:
Repayments under credit facility	(575)	(1,240)
Redemption of 11% senior secured notes due 2024	(5,649)	—
Payment of premium on 11% senior secured notes due 2024	(417)	—
Principal payments on capitalized lease obligations	(945)	(1,438)
Repayments from bank and other borrowings	(70)	(60)
Debt issuance costs	(9)	—
Cash dividends paid	(18,502)	(3,898)

Net cash used in financing activities	(26,167)	(6,636)

Net (decrease) increase in cash and cash equivalents	(27,707)	9,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,008	57,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,301	$66,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$10,061	$7,706

Income taxes paid	$90	$58

NON CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$674	$2,664

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation (“CSC”), and all of its subsidiaries, including Coinmach Corporation, a Delaware corporation (“Coinmach”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC, a Delaware limited liability company (“Holdings”). Unless otherwise specified herein, references to the “Company,” “we,” “us” and “our” shall mean CSC and its subsidiaries.
     CSC and its wholly-owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. Through Appliance Warehouse of America, Inc., a Delaware corporation jointly-owned by CSC and Coinmach (“AWA”), the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp., a Delaware corporation and a direct wholly-owned subsidiary of Coinmach (“Super Laundry”), constructs, designs and retrofits laundromats and distributes laundromat equipment.
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
     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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
     In connection with the IPO, (i) Holdings exchanged its capital stock of Coinmach Laundry Corporation, a Delaware corporation (“CLC” or “Laundry Corp.”) and all of its shares of common stock of AWA for 24,980,445 shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), representing all of the Class B Common Stock outstanding, and (ii) CLC, at the time a direct wholly-owned subsidiary of Holdings, became a direct wholly-owned subsidiary of CSC. As a result, the Class B Common Stock became owned entirely by Holdings.
     The IPO and related transactions and use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.” The corporate reorganization transactions were recorded by CSC at carryover basis. Accordingly, the accompanying condensed financial statements include the accounts of CLC and its subsidiaries as if they had been wholly-owned by CSC as of the beginning of the earliest period reported. All significant intercompany accounts and transactions have been eliminated.
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
     Net proceeds from the IPO were approximately $254.5 million after expenses including underwriting discounts and commissions. CSC used a portion of the proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution to CLC aggregating approximately $170.8 million, of which approximately $165.6 million was contributed by CLC to Coinmach. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). The net proceeds, along with available cash, were used to (i) redeem a portion of Coinmach’s then outstanding 9% senior notes due 2010 (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s old senior secured credit facility (the “Old Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A Preferred Stock (as defined below) (representing all of its then outstanding Class A Preferred Stock) and approximately $7.4 million of CLC’s outstanding Class B Preferred Stock (as defined below) (representing a portion of its then outstanding Class B Preferred Stock).

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     As a result of the IDS Transactions, the Company incurred approximately $23.5 million in issuance costs, including underwriting discounts and commissions, of which approximately $12.4 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.1 million related to the 11% Senior Secured Notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024. The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005, which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the unamortized deferred financing costs related to the redemption of the 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Old Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses to senior management related to the IDS Transactions aggregating approximately $0.8 million. CSC incurred additional expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2006 of approximately $0.3 million relating to the IDS Transactions.
     The Class A Common Stock Offering
     On February 8, 2006, CSC completed a public offering of 12,312,633 shares of Class A Common Stock (including a full overallotment exercise by the underwriters on February 17, 2006) at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering, including net proceeds from the exercise of the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the 11% Senior Secured Notes, net proceeds from the Class A Offering were loaned to Coinmach in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach distributed the net proceeds from the Class A Offering to CLC who in turn distributed them to the Company. As a result of the Class A Offering, the Company incurred approximately $8.2 million in issuance costs, including underwriting discounts and commissions, which was recorded as a reduction of the proceeds from its sale of the Class A Common Stock. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2006, which included (i) the premium (including an early tender payment of approximately $0.5 million) paid to redeem the 11% Senior Secured Notes of approximately $4.8 million, (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iii) certain direct expenses related to the Tender Offer (as defined below) of approximately $1.0 million which included approximately $0.5 million relating to special bonuses.
     The net proceeds of the Class A Offering, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of 11% Senior

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Secured Notes pursuant to the Tender Offer further described in Note 4, and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC (the controlling equity investor in Holdings) at a repurchase price of $8.505 per share or approximately $18.7 million in the aggregate, (iii) to repurchase 1,605,995 shares of Class B Common Stock that had been distributed to equity investors of Holdings (including certain CSC officers and directors) at a repurchase price of $8.505 per share or approximately $13.7 million in the aggregate and (iv) for general corporate purposes.
     Subject to the satisfaction of certain conditions, the Amended and Restated Credit Facility (as defined below) and the indenture governing the 11% Senior Secured Notes permits us to merge Laundry Corp. and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to satisfy these and other applicable conditions with respect to the Merger Event and consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Amended and Restated Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.
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
     Dividends
     CSC currently intends to pay dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. CSC paid and currently intends to pay annual dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year (beginning with the fiscal year ended March 31, 2006), subject to certain limitations and exceptions with respect to such dividends, if any. The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law. Payment of dividends on all classes of CSC common stock will not be cumulative.
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

	June 30, 2006	March 31, 2006
Laundry equipment	$9,743	$7,884
Machine repair parts	3,887	3,574

	$13,630	$11,458

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

	June 30, 2006	March 31, 2006
Route	$196,827	$195,026
Rental	8,253	8,253
Distribution	2,917	2,917

	$207,997	$206,196

     The Company performed its annual assessment of goodwill as of January 1, 2006 and determined that no impairment existed. There can be no assurances that future goodwill impairment tests will not result in a charge to income.
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
     Amortization expense for contract rights for the remainder of the fiscal year ending March 31, 2007 and each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2007 (remainder of year)	$10.5
2008	13.6
2009	13.2
2010	12.9
2011	12.6
2012	12.3

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
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase price of $15.0 million subject to the outcome of certain purchase price adjustments. ASI was a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools. Based on a preliminary price allocation, the Company allocated approximately $1.8 million to goodwill, approximately $9.7 million to contract rights and approximately $3.5 million to working capital assets.
4. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30, 2006	March 31, 2006
Credit facility indebtedness	$568,850	$569,425
11% Senior Secured Notes	82,067	87,716
Obligations under capital leases	6,450	6,721
Other long-term debt with varying terms and maturities	321	391

	657,688	664,253
Less current portion	4,770	11,151

	$652,918	$653,102

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
     On February 8, 2006, CSC completed an offer (which offer commenced on January 5, 2006 and was amended and supplemented on January 17, 2006) to purchase for cash (the “Tender Offer”) approximately $48.4 million aggregate principal amount of its outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon to, but excluding, the payment date for the 11% Senior Secured Notes. Such consideration consisted of (1) $6.6926 per $6.14 principal amount of 11% Senior Secured Notes and (2) an additional $0.0614 (the “Early Tender Payment”) per $6.14 principal amount of 11% Senior Secured Notes, which was paid only to such notes which were validly tendered (and not withdrawn) on or prior to January 25, 2006. The total aggregate amount paid by the Company in order to purchase the 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million, including accrued and unpaid interest thereon of approximately $1.8 million.
     The Company recorded a charge to operations of approximately $9.3 million in the fiscal quarter ended March 31, 2006, consisting of (i) the premium (including the Early Tender Payment of approximately $0.5 million) paid to redeem such 11% Senior Secured Notes of approximately $4.8 million, (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iii) certain direct expenses related to the Tender Offer of approximately $1.0 million which included approximately $0.5 million relating to special bonuses.
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
     On April 28, 2006, the Company purchased approximately $5.6 million aggregate principal amount of its outstanding 11% Senior Secured Notes in open market purchases at a slight premium. The total aggregate amount paid by the Company in order to purchase the 11% Senior Secured Notes was approximately $6.3 million, including accrued and unpaid interest thereon. At June 30, 2006, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     The Company recorded a charge to operations of approximately $0.8 million in the quarter ended June 30, 2006 which represents the premium paid to purchase such 11% Senior Secured Notes of approximately $0.4 million and the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     At June 30, 2006, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
Amended and Restated Credit Facility
     On December 19, 2005, Coinmach, Laundry Corp. and certain subsidiary guarantors entered into an amendment and restatement of the Old Senior Secured Credit Facility (such amendment and restatement, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Amended and Restated Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.
     On December 19, 2005, Coinmach borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Old Senior Secured Credit Facility and pay related expenses (the “Credit Facility Refinancing”). On February 1, 2006, Coinmach used $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and expenses.
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At June 30, 2006, the monthly variable Eurodollar rate was 5.25%.
     As a result of the Credit Facility Refinancing, Coinmach incurred approximately $3.1 million in issuance costs related to the Amended and Restated Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012. In addition to the issuance costs, Coinmach incurred certain expenses that were classified as transaction costs on the Consolidated Statement of Operations for the fiscal year ended March 31, 2006, which included (1) the write-off of the unamortized deferred financing costs related to the Old Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million and (2) expenses aggregating approximately $1.0 million related to the Old Senior Secured Credit Facility that was amended.
     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Old Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there was no required amount that was payable relating to the annual excess cash flow of the Company.
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
     At June 30, 2006, the $568.9 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.75% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at June 30, 2006 were approximately $6.8 million.
     At June 30, 2006, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
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
     At June 30, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $1.8 million, net of tax, in the stockholders’ equity section for the quarter ended June 30, 2006, relating to the interest rate swaps that qualify as cash flow hedges.
5. Guarantor Subsidiaries
     CLC has guaranteed the 11% Senior Secured Notes referred to in Note 4 on a full and unconditional basis. The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, are required to guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events. The condensed consolidating balance sheets, the condensed consolidating statements of operations and the condensed consolidating statements of cash flows include the condensed consolidating financial information for CSC, CLC and CSC’s other indirect subsidiaries.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
Condensed Consolidating Balance Sheets

	June 30, 2006
			Coinmach
		Coinmach	Corporation	Adjustments
	Coinmach	Laundry	And	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, prepaid expenses and other current assets	$948	$—	$66,099	$(61)	$66,986
Advance location payments	—	—	66,574	—	66,574
Property, equipment and leasehold improvements, net	—	—	251,188	—	251,188
Intangible assets, net	—	—	511,364	—	511,364
Deferred income taxes	—	731	—	(731)	—
Intercompany loans and advances	(7,057)	—	—	7,057	—
Due from Parent	—	49,154	—	(49,154)	—
Investment in subsidiaries	(154,794)	(39,572)	—	194,366	—
Investment in preferred stock	164,675	—	—	(164,675)	—
Other assets	195,077	—	3,398	(188,653)	9,822

Total assets	$198,849	$10,313	$898,623	$(201,851)	$905,934

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,925	$42	$75,944	$(5,150)	$74,761
Current portion of long-term debt	—	—	4,770	—	4,770

Total current liabilities	3,925	42	80,714	(5,150)	79,531
Deferred income taxes	(8,901)	—	60,969	(731)	51,337
Long-term debt, less current portion	82,067	—	570,851	—	652,918
Loan Payable to Parent	—	—	183,564	(183,564)	—
Due to parent/subsidiary	—	—	42,097	(42,097)	—
Preferred stock and dividends payable	—	164,675	—	(164,675)	—
Total stockholders’ equity (deficit)	121,758	(154,404)	(39,572)	194,366	122,148

Total liabilities and stockholders’ equity (deficit)	$198,849	$10,313	$898,623	$(201,851)	$905,934

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Balance Sheets (continued)

	March 31, 2006
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$139,285	$—	$139,285
Costs and expenses	391	105	124,021	—	124,517

Operating (loss) income	(391)	(105)	15,264	—	14,768
Transaction costs	845	—	—	—	845
Interest expense, net	(6,094)	3,462	16,062	—	13,430

Income (loss) before taxes	4,858	(3,567)	(798)	—	493
Income tax provision (benefit)	570	(43)	(226)	—	301

	4,288	(3,524)	(572)	—	192
Equity in loss (income) of subsidiaries	4,096	572	—	(4,668)	—

Net income (loss)	$192	$(4,096)	$(572)	$4,668	$192

	Three Months Ended June 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$133,830	$—	$133,830
Costs and expenses	287	114	119,589	—	119,990

Operating (loss) income	(287)	(114)	14,241	—	13,840
Interest expense – non cash preferred stock dividend	(3,692)	3,692	—	—	—
Interest expense, net	1,641	—	13,690	—	15,331

Income (loss) before taxes	1,764	(3,806)	551	—	(1,491)
Income tax provision (benefit)	721	(1,493)	256	—	(516)

	1,043	(2,313)	295	—	(975)
Equity in loss (income) of subsidiaries	2,018	(295)	—	(1,723)	—

Net (loss) income	$(975)	$(2,018)	$295	$1,723	$(975)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended June 30, 2006
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	And
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$4,288	$(3,524)	$(572)	$—	$192
Noncash adjustments	(1,967)	3,420	26,756	—	28,209
Change in operating assets and liabilities	(1,497)	5	3,679	—	2,187

Net cash provided by (used in) operating activities	824	(99)	29,863	—	30,588

Investing Activities
Capital expenditures	—	—	(17,880)	—	(17,880)
Acquisition of assets	—	—	(14,541)	—	(14,541)
Proceeds from sale of property and equipment	—	—	293	—	293

Net cash used in investing activities	—	—	(32,128)	—	(32,128)

Financing Activities
Repayment of debt	(5,649)	—	(575)	—	(6,224)
Other financing items	4,853	99	(24,895)	—	(19,943)

Net cash (used in) provided by financing activities	(796)	99	(25,470)	—	(26,167)

Net increase (decrease) in cash and cash equivalents	28	—	(27,735)	—	(27,707)
Cash and cash equivalents, beginning of period	880	—	61,128	—	62,008

Cash and cash equivalents, end of period	$908	$—	$33,393	$—	$34,301

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Three Months Ended June 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corporation	Corporation	Subsidiaries	Elimination	Consolidated
Operating Activities
Net income (loss)	$1,043	$(2,313)	$295	$—	$(975)
Noncash adjustments	(2,837)	2,211	27,093	—	26,467
Change in operating assets and liabilities	(8)	5	8,031	—	8,028

Net cash (used in) provided by operating activities	(1,802)	(97)	35,419	—	33,520

Investing Activities
Capital expenditures	—	—	(17,912)	—	(17,912)
Proceeds from sale of property and equipment	—	—	299	—	299

Net cash used in investing activities	—	—	(17,613)	—	(17,613)

Financing Activities
Repayment of debt	—	—	(1,240)	—	(1,240)
Other financing items	1,802	97	(7,295)	—	(5,396)

Net cash provided by (used in) financing activities	1,802	97	(8,535)	—	(6,636)

Net increase in cash and cash equivalents	—	—	9,271	—	9,271
Cash and cash equivalents, beginning of period	431	—	56,840	—	57,271

Cash and cash equivalents, end of period	$431	$—	$66,111	$—	$66,542

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Segment Information
     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The table below presents information about the Company’s segments (in thousands):

	Three months ended June 30,
	2006	2005
Revenue:
Route	$123,978	$119,769
All other:
Rental	9,545	8,648
Distribution	5,762	5,413

Subtotal	15,307	14,061

Total revenue	$139,285	$133,830

EBITDA (1):
Route	$40,500	$39,371
All other:
Rental	4,122	3,517
Distribution	264	27

Subtotal	4,386	3,544

Transaction costs (2)	(845)	—
Corporate expenses	(3,034)	(2,523)

Total EBITDA	41,007	40,392
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(23,967)	(23,592)
All other	(2,114)	(2,143)
Corporate	(1,003)	(817)

Total depreciation	(27,084)	(26,552)

Interest expense	(13,430)	(15,331)

Consolidated income (loss) before income taxes	$493	$(1,491)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net income (loss) to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the three months ended June 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Non-GAAP Financial Measures
     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because the Company has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net income (loss) to EBITDA for each period presented (in millions):

	Three months ended June 30,
	2006	2005
Net income (loss)	$0.2	$(1.0)
Provision (benefit) for income taxes	0.3	(0.5)
Interest expense	13.4	15.3
Depreciation and amortization	27.1	26.6

EBITDA*	$41.0	$40.4

*	The computation of EBITDA for the three months ended June 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
7. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	June 30, 2006	March 31, 2006
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$94,693	$97,084
Interest rate swap	2,288	1,063
Other	2,229	2,123

Total deferred tax liabilities	99,210	100,270

Deferred tax assets:
Net operating loss carryforwards	52,593	55,430
Covenant not to compete	1,290	1,267
Transaction costs	3,071	2,726
Other	1,649	1,593

Total deferred tax asset	58,603	61,016
Valuation allowance	(10,730)	(10,730)

Net deferred tax assets	47,873	50,286

Net deferred tax liability	$51,337	$49,984

     The net operating loss carryforwards of approximately $129 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.
     The provision (benefit) for income taxes consists of (in thousands):

	Three months ended June 30,
	2006	2005
Federal	$104	$(403)
State	197	(113)

	$301	$(516)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to income (loss) before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended June 30,
	2006	2005
Expected tax provision (benefit)	$173	$(522)
State tax provision (benefit), net of federal taxes	128	(74)
Permanent book/tax differences	—	80

Tax provision (benefit)	$301	$(516)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
8. (Loss) Income per Common Share
     Basic (loss) income per share for the two classes of common stock is calculated by dividing net income (loss) by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any potentially dilutive securities outstanding.
     Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$192	$(975)
Add: Dividends paid on common stock	(18,502)	(3,898)

Undistributed loss available to Class A and Class B common stock	$(18,310)	$(4,873)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(10,146)	$(2,100)
Class B Common Stock	(8,164)	(2,773)

Total	$(18,310)	$(4,873)

Weighted average common stock outstanding:
Class A Common Stock	29,046,528	18,911,532
Class B Common Stock	23,374,450	24,980,445

Total	52,420,978	43,891,977

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21
Class B Common Stock	$0.53	$—

Undistributed loss per share:
Class A Common Stock	$(0.35)	$(0.11)
Class B Common Stock	$(0.35)	$(0.11)

Basic and diluted (loss) income per share:
Class A Common Stock	$(0.14)	$0.10
Class B Common Stock	$0.18	$(0.11)
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
     On August 1, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate), which cash dividend is payable on September 1, 2006 to holders of record as of the close of business on August 25, 2006.
9. Redeemable Preferred Stock and Stockholders’ Deficit
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
     In November 2004 and December 2004, in connection with the IDS Transactions, a portion of the net proceeds from the IPO were used to redeem approximately $91.8 million of CLC’s Class A Preferred Stock (representing all of its outstanding Class A Preferred Stock) and approximately $7.4 million of CLC’s Class B Preferred Stock. All unredeemed preferred stock of CLC was exchanged by Holdings with CSC for additional shares of Class B Common Stock.
     Under CLC’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by CLC (the “EPP Loans”) to certain employees for the purchase of CLC common stock at a fixed price per share equal to the fair market value of such common stock at the time of issuance as determined by the board of directors of CLC. Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
at the time of purchase, and the CLC common stock vested over a specified period, typically over four years.
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
     At June 30, 2006, there were 26,913,222 Common Units and 667 Preferred Units outstanding and all were vested under the Equity Participation Plan.
     Previously due installments on the EPP Loans have been forgiven in the ordinary course by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC recorded compensation expense of approximately $12,000 for the three month period ended June 30, 2005. There was no amount recorded for the three month period ended June 30, 2006.
10. 2004 Long-Term Incentive Plan
     In connection with the IPO, on November 24, 2004, the board of directors of CSC adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of June 30, 2006, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP.
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
     On February 15, 2006, the Company issued 88,889 restricted shares of Class A Common Stock. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods. Compensation expense of less than $0.1 million has been recorded for the three months ended June 30, 2006. The Company has estimated the forfeiture rate to be zero.
     A summary of the status of the Company’s restricted shares as of June 30, 2006 is presented below.

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract
Restricted shares unvested at April 1, 2006	67,113	$9.01
Vested	4,194	9.01

Restricted shares unvested at June 30, 2006	62,919	$9.01

     As of June 30, 2006, there was approximately $0.6 million of unrecognized compensation costs related to restricted share compensation arrangements. That cost is expected to be recognized over a weighted average period of 4 years.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
General
     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 under the caption “Business — Risk Factors.” Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “—Special Note Concerning Forward Looking Statements” below.
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
     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at June 30, 2006 was approximately $4.2 million.
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
Goodwill attributed to the route business, AWA and Super Laundry at June 30, 2006 was approximately $196.8 million, $8.3 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2006 was performed and it was determined that no impairment existed.
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
Share-Based Compensation
     We adopted SFAS No. 123R as of January 1, 2006 in conjunction with our 2006 Restricted Stock Award discussed in Note 13 of our consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on fair value of the share-based payment on the date of grant.
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
would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $19.2 million, through June 30, 2006, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We have not and do not currently intend to record a liability for a potential disallowance of this interest expense deduction.
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
     Comparison of the three-month periods ended June 30, 2006 and June 30, 2005.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2006	2005	Change
Route	$124.0	$119.8	$4.2
Rental	9.5	8.6	0.9
Distribution	5.8	5.4	0.4

	$139.3	$133.8	$5.5

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Revenue increased by approximately $5.5 million, or 4%, for the three-month period ended June 30, 2006, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended June 30, 2006 increased by approximately $4.2 million, or 4%, over the prior year’s corresponding period. The increase was primarily due to an improvement in same store sales driven by the Company’s pricing strategies and the general recovery in occupancy rates throughout our operating regions, as well as additional revenue generated from the acquisition of substantially all of the assets of ASI. On April 3, 2006, we completed such asset acquisition for a purchase price of $15.0 million subject to the outcome of certain purchase price adjustments. ASI was a leading laundry service provider to colleges and universities in the mid west, with 40 years of experience and more than 45 partner schools.
     Rental revenue for the three months ended June 30, 2006 increased by approximately $0.9 million, or 10%, over the prior year’s corresponding period. This increase was primarily the result of our continuing internal growth of the machine base in existing areas of operations during the current and prior years, as well as the result of a “tuck-in” acquisition during the prior year.
     Distribution revenue for the three months ended June 30, 2006 increased by approximately $0.4 million, or 7%, from the prior year’s corresponding period. The increase was primarily due to increased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $3.5 million, or 4%, for the three-month period ended June 30, 2006, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were approximately 68% for both the three-month period ended June 30, 2006 and the three-month period ended June 30, 2005.
     The increase in laundry operating expenses was due primarily to (i) an increase in commissions paid of approximately $1.9 million related to increased route revenue, (ii) an increase in energy costs for vehicle fuel and utilities in our laundromats in Texas of approximately $0.5 million primarily due to increased fuel prices, (iii) various laundry operating expenses incurred as a result of the ASI acquisition in the route business of approximately $0.4 million, (iv) an increase in costs related to medical insurance coverage of approximately $0.3 million, (v) increased cost of goods sold of $0.3 million due to increased equipment sales and (vi) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate.
     General and administrative expenses increased by approximately $0.5 million for the three-month period ended June 30, 2006, as compared to the prior year’s corresponding period. The increase in general and administrative expenses was primarily due to additional professional fees such as audit and legal fees associated with being a public company, as well as related to continued implementation of internal controls and procedures in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
expenses were both approximately 2% for the three-month periods ended June 30, 2006 and June 30, 2005.
     In conjunction with our 2006 Restricted Stock Awards, we adopted SFAS 123R as of January 1, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of share-based payment at the date of grant. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, will be recognized in the Consolidated Statements of Operations from the date of grant. For the three month period ended June 30, 2006, we recognized less than $0.1 million to compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 10 to our consolidated financial statements.
     Depreciation and amortization expense decreased by approximately $0.3 million, or 2%, for the three-month period ended June 30, 2006, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.
     Amortization of advance location payments increased by approximately $0.8 million, or 19%, for the three-month period ended June 30, 2006, as compared to the prior year’s corresponding period. The increase in amortization expense is primarily due to the timing of leases signed or renewed as such related advance location payments are capitalized and amortized over the life of the applicable leases.
     Amortization of intangibles increased by approximately $0.1 million, or 2%, for the three-month period ended June 30, 2006, as compared to the prior year’s corresponding period. The increase was primarily due to additional amortization expense relating to the acquisitions.
     Operating income margins were approximately 10.6% for the three-month period ended June 30, 2006, as compared to approximately 10.3% for the prior year’s corresponding period. The increase in operating income margin was primarily due to an increase in revenue offset partially by an increase in laundry operating expenses.
     Transaction costs for the three month period ended June 30, 2006 of approximately $0.8 million consisted of costs related to the redemption of a portion of the 11% Senior Secured Notes in April 2006.
     Interest expense decreased by approximately $1.9 million, or 12%, for the three-month period ended June 30, 2006 as compared to the prior year’s corresponding period. The decrease in interest expense was due primarily to the redemption of the 9% Senior Notes in February 2006, which were financed with additional borrowings under the Amended and Restated Credit Facility at a lower rate and the redemption of a portion of the 11% Senior Secured Notes in February 2006. This decrease was partially offset by additional interest expense due to an increase in variable interest rates on the Amended and Restated Credit Facility.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The provision for income taxes for the three-month period ended June 30, 2006 was approximately $0.3 million as compared to a benefit for income taxes of approximately $0.5 million for the prior year’s corresponding period. The change of $0.8 million is primarily due to an increase in operating income. The effective tax rate for the three-month period ended June 30, 2006 was approximately 61% as compared to a benefit of 35% for the prior year’s corresponding period. The increased effective tax rate is primarily due the Company reporting operating income in the current period as compared to an operating loss for the corresponding period.
     Net income was approximately $0.2 million for the three-month period ended June 30, 2006, as compared to net loss of approximately $1.0 million for the prior year’s corresponding period. The change is primarily due to increased revenue and a decrease in interest expense, partially offset by increased operating expenses, amortization of lease bonuses, and income taxes.
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2006	2005	Change
Route	$40.5	$39.4	$1.1
Rental	4.1	3.5	0.6
Distribution	0.3	—	0.3
Corporate expenses	(3.0)	(2.5)	(0.5)
Transaction costs	(0.9)	—	(0.9)

Total EBITDA (1)	$41.0	$40.4	$0.6

(1)	The computation of EBITDA for the three months ended June 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
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
presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of net income (loss) to EBITDA for the periods indicated in the table immediately above.
     EBITDA was approximately $41.0 million for the three months ended June 30, 2006, as compared to approximately $40.4 million for the three months ended June 30, 2005. EBITDA margin was approximately 29.4% for the three months ended June 30, 2006, as compared to 30.2% for the prior year’s corresponding period. The increase in EBITDA is primarily attributable to an increase in revenue primarily in the route and rental businesses. The decrease in EBITDA margin is primarily attributable to transaction costs and higher amortization expense of lease bonuses as compared to the prior year’s corresponding period.
Liquidity and Capital Resources
     We are a holding company with no material assets other than the capital stock of our subsidiaries, the Intercompany Note and the guaranty of such Intercompany Note by certain subsidiaries of Coinmach. Our operating income is generated by our subsidiaries. The Intercompany Note and related guarantees are described below under “— Financing Activities — The Intercompany Loan.” Our liquidity requirements, on a consolidated basis, primarily consist of (i) interest payments on the 11% Senior Secured Notes, (ii) interest and regularly scheduled amortization payments with respect to borrowings under the Amended and Restated Credit Facility, (iii) dividend payments, if any, on our common stock and (iv) and capital expenditures and other working capital requirements.
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the Intercompany Note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Amended and Restated Credit Facility. As of June 30, 2006, we had cash and cash equivalents of approximately $34.3 million and available borrowings under the revolver portion of the Amended and Restated Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at June 30, 2006 were approximately $6.8 million.
     Our stockholders’ equity was approximately $122.1 million as of June 30, 2006.
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
     On August 1, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate), which cash dividend is payable on September 1, 2006 to holders of record as of the close of business on August 25, 2006.
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
     The Class A Offering
     On February 8, 2006, we completed the Class A Offering of 12,312,633 shares of Class A Common Stock (including a full overallotment exercise by the underwriters on February 17, 2006) at a price to the public of $9.00 per share. Net proceeds from the Class A Offering, including the overallotment option, were approximately $102.7 million, after expenses including underwriting discounts and commissions. The net proceeds were used (i) to complete the purchase of approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC (the controlling equity investor in Holdings) at a repurchase price of $8.505 per share or approximately $18.7 million in the aggregate, (iii) to repurchase 1,605,995 shares of Class B Common Stock that had been distributed to equity investors of Holdings (including certain CSC officers and directors) at a repurchase price of $8.505 per share or approximately $13.7 million in the aggregate, and (iv) for general corporate purposes.
     The Initial Public Offering
     On November 24, 2004, we completed the IPO of 18,333,333 IDSs at a public offering price of $13.64 per IDS and $20 million aggregate principal amount of separate 11% Senior Secured Notes. On December 21, 2004, the underwriters of the IPO purchased an additional 578,199 IDSs pursuant to an overallotment exercise.
     Net proceeds from the IPO were approximately $254.5 million, after expenses including underwriting discounts and commissions. The net proceeds (along with available cash) were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), (ii) repay approximately $15.5 million of outstanding term loans under the Old Senior Secured Credit Facility and (iii) redeem approximately $91.8 million of CLC’s outstanding Class A Preferred Stock and approximately $7.4 million of CLC’s outstanding Class B Preferred Stock.
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
     On February 8, 2006, we completed the Tender Offer, purchasing approximately $48.4 million aggregate principal amount of our outstanding 11% Senior Secured Notes. The total consideration offered for each $6.14 principal amount of 11% Senior Secured Notes tendered was $6.754 plus accrued and unpaid interest thereon, which amount included an early tender payment for notes tendered on or prior to a designated early tender payment date. The total aggregate amount paid by us in order to purchase 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million (including accrued and unpaid interest thereon).
     On April 28, 2006, we purchased approximately $5.6 million aggregate principal amount of our outstanding 11% Senior Secured Notes in open market purchases, for an aggregate purchase price of approximately $6.3 million (including accrued and unpaid interest thereon).
     As of June 30, 2006, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, on each March 1, June 1, September 1 and December 1 to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
     The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC, the Intercompany Note and the related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC. If we were to consummate the Merger Event, the only lien providing security for the 11% Senior Secured Notes would be a second priority perfected lien (subject to the Intercreditor Agreement that was entered into by the trustee under the indenture governing the 11% Senior Secured Notes with the collateral agent under the Amended and Restated Credit Facility) on the capital stock of our direct domestic subsidiaries and 65% of each class of capital stock of our direct foreign subsidiaries, which lien will be contractually subordinated to the liens of the collateral agent under the Amended and Restated Credit Facility pursuant to the Intercreditor Agreement. Consequently, a second priority perfected lien on such capital stock would constitute the only security for the 11% Senior Secured Notes, and the 11% Senior Secured Notes would be effectively subordinated to the obligations outstanding under the Amended and Restated Credit Facility to the extent of the value of such capital stock. If we were to consummate the Merger Event, our subsidiaries would guarantee the 11% Senior Secured Notes on a senior unsecured basis.
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
     At June 30, 2006, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
     Amended and Restated Credit Facility
     On December 19, 2005, Coinmach entered into the Amended and Restated Credit Facility, which amended and restated the Old Senior Secured Credit Facility originally entered into on January 25, 2002. The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010.
     On December 19, 2005, Coinmach borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Old Senior Secured Credit Facility and pay related expenses. On February 1, 2006, Coinmach used approximately $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and any expenses.
     The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At June 30, 2006, the monthly variable Eurodollar rate was 5.25%.
     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Old Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there was no required amount that was payable relating to the annual excess cash flows of Coinmach.
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
     The Amended and Restated Credit Facility permits, subject to certain conditions, the Merger Event. In particular, the Merger Event is permitted at any time, provided that either (i) after giving effect to the merger event, we had a ratio of consolidated indebtedness less cash and cash equivalents to consolidated EBITDA of no more than 3.9 to 1.0, or (ii) our total consolidated indebtedness at the time of the merger event is at least $50.0 million less than our total consolidated indebtedness on the date the Amended and Restated Credit agreement was entered into, after giving effect to the refinancing of approximately $229.3 million of term debt under the Old Senior Secured Credit Facility (which for such purpose reductions in outstanding revolver loans are disregarded unless accompanied by corresponding permanent commitment reductions). While we presently do not intend to effect the Merger Event, if we were to consummate the Merger Event, we would become the direct borrower under the Amended and Restated Credit Facility and sole owner of the capital stock of Coinmach’s subsidiaries. As a result, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of our real and personal property and would be guaranteed by each of our domestic subsidiaries.
     At June 30, 2006, the $568.9 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.75% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at June 30, 2006 were approximately $6.8 million.
     At June 30, 2006, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The Intercompany Loan
     In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million, which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note.
     As a result of the Additional Intercompany Loan on February 8, 2006 and February 17, 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. As of June 30, 2006, approximately $183.6 million aggregate principal amount of indebtedness was outstanding under the Intercompany Note. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. As a result of the retirement on February 1, 2006 of all the outstanding 9% Senior Notes, the Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     At June 30, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
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
Capital Expenditures
     Capital expenditures (net of proceeds from the sale of equipment) for the three months ending June 30, 2006 were approximately $17.6 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the three months ending June 30, 2006 include approximately $1.2 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2006	2005	Change
Route	$16.0	$15.1	$0.9
Rental	0.4	0.9	(0.5)
Distribution	—	0.1	(0.1)
Corporate	1.2	1.5	(0.3)

	$17.6	$17.6	$—

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of June 30, 2006:

	Payments Due in Fiscal Year
	Total	2007	2008	2009	2010	2011	After
Long-Term Debt Obligations	$651.2	$1.8	$2.3	$3.2	$5.8	$5.8	$632.3
Interest on Long-Term Debt (1)	435.9	39.5	52.6	52.4	52.0	51.6	187.8
Capital Lease Obligations (2)	7.4	2.7	2.6	1.6	0.4	0.1	—
Operating Lease Obligations	27.6	6.1	6.3	5.2	4.3	2.5	3.2

	$1,122.1	$50.1	$63.8	$62.4	$62.5	$60.0	$823.3

(1)	As of June 30, 2006, $568.9 million of our long-term debt outstanding under the Amended and Restated Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 7.75% based on the

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Eurodollar rate in effect at June 30, 2006. In addition, approximately $82.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Amended and Restated Credit Facility, Coinmach is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed interest rate of approximately 7.40%, thereby reducing the impact of interest rate changes on future interest expense.

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
     Any disallowance of our ability to deduct interest expense could adversely affect our ability to make interest payments on the 11% Senior Secured Notes and dividend payments on the shares of Class A Common Stock as well as dividend payments on the Class B Common Stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest and dividend payments, and existing contractual obligations, we estimate that over the next twelve months cash flow from operations, along with the available cash and cash equivalents and borrowing capacity under the Amended and Restated Credit Facility, will be sufficient to fund our operating needs and to service our indebtedness even if the interest expense deduction is not allowed.
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
     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:
•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and cash dividends on our common stock pursuant to our dividend policy;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes, and contractual and legal restrictions on the ability of our subsidiaries to make dividends and distributions to us;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our other public filings with the SEC.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of June 30, 2006, we had approximately $338.9 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.8 million, assuming the total amount of variable interest rate debt outstanding was $338.9 million, the balance as of June 30, 2006.
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 due to the continued existence of a material weakness in our internal controls over financial reporting.
     With respect to such material weakness, as of March 31, 2006, we did not maintain effective controls over the franchise and income tax process. Specifically, we did not adequately identify, quantify and account for such taxes; reconcile certain tax accounts on a timely basis; and we did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. These deficiencies resulted in a $2.0 million reclassification between the deferred tax liability and current tax payable accounts as well as deferred income tax expense and operating expense for the fiscal year ended March 31, 2006. These errors were corrected by management in the consolidated financial statements for the fiscal year ended March 31, 2006. Had these errors not been detected, these control deficiencies could have resulted in more than a remote likelihood that a material misstatement of annual or interim financial statements would not have been prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness. For the quarter ended June 30, 2006, the amount related to the deferred tax liability, current tax payable accounts, deferred income tax expense and operating expense were recorded in a consistent manner as reflected in the consolidated financial statements for the fiscal year ended March 31, 2006.
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
Changes in Internal Control over Financial Reporting
     Additionally, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     There has been no material change to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
ITEM 3. Defaults Upon Senior Securities
          Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
          None.
ITEM 5. Other Information
          None.
ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COINMACH SERVICE CORP. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH SERVICE CORP.
Date: August 4, 2006	/s/ Robert M. Doyle
Robert M. Doyle
Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)

COINMACH SERVICE CORP. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Furnished herewith