Form 10-Q
period 2006-09-30
COINMACH SERVICE CORP
filed 2006-11-08
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Class A common stock, $0.01 par value per share Class B common stock, $0.01 par value per share	29,113,641 shares 23,374,450 shares
     The registrant publicly trades Income Deposit Securities (“IDSs”) on the American Stock Exchange. Each IDS is comprised of one underlying share of Class A common stock and an underlying 11% senior secured note due 2024 in a principal amount of $6.14. As of October 31, 2006, there were 13,003,511 IDSs outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30, 2006	March 31, 2006[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$35,019	$62,008
Receivables, net	7,250	5,635
Inventories	13,299	11,458
Prepaid expenses	4,406	4,375
Interest rate swap asset	779	2,615
Other current assets	2,229	1,796

Total current assets	62,982	87,887
Advance location payments	65,014	67,242
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $439,289 and $403,204	250,069	252,398
Contract rights, net of accumulated amortization of $121,438 and $114,535	301,540	296,912
Goodwill	208,109	206,196
Other assets	10,379	11,531

Total assets	$898,093	$922,166

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$38,155	$32,656
Accrued rental payments	33,003	33,044
Accrued interest	6,788	3,563
Current portion of long-term debt	4,296	11,151

Total current liabilities	82,242	80,414
Deferred income taxes	49,297	49,984
Long-term debt	653,737	653,102

Total liabilities	785,276	783,500

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 29,113,641 shares issued and outstanding	291	291
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding	234	234
Capital in excess of par value	389,682	389,616
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	344	1,547
Accumulated deficit	(269,746)	(245,034)

Total stockholders’ equity	112,817	138,666

Total liabilities and stockholders’ equity	$898,093	$922,166

See accompanying notes.

1	The March 31, 2006 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES	$136,310	$132,320	$275,595	$266,150
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	92,803	90,117	187,202	181,032
General and administrative (including stock-based compensation expense of $38, $0, $76 and $12, respectively)	3,102	3,047	6,136	5,570
Depreciation and amortization	18,389	18,929	37,013	37,861
Amortization of advance location payments	4,901	5,038	9,801	9,173
Amortization of intangibles	3,560	3,485	7,120	6,970
Other items, net	—	310	—	310

	122,755	120,926	247,272	240,916

OPERATING INCOME	13,555	11,394	28,323	25,234

INTEREST EXPENSE	13,931	15,315	27,361	30,646
TRANSACTION COSTS	—	—	845	—

(LOSS) INCOME BEFORE INCOME TAXES	(376)	(3,921)	117	(5,412)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	214	—	382	—
Deferred	(189)	(1,633)	(56)	(2,149)

	25	(1,633)	326	(2,149)

NET LOSS	$(401)	$(2,288)	$(209)	$(3,263)

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21	$0.41	$0.41

Class B Common Stock	$—	$—	$0.53	$—

Basic and diluted net income (loss) per share:
Class A Common Stock	$0.09	$0.07	$(0.06)	$0.16

Class B Common Stock	$(0.12)	$(0.14)	$0.06	$(0.25)

Weighted average common stock outstanding:
Class A Common Stock	29,050,722	18,911,532	29,048,625	18,911,532

Class B Common Stock	23,374,450	24,980,445	23,374,450	24,980,445

Cash dividends per share:
Class A Common Stock	$0.21	$0.21	$0.41	$0.41

Class B Common Stock	$—	$—	$0.53	$—

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended September 30, 2006
(UNAUDITED)
(in thousands of dollars)

					Accumulated
					Other
	Class A	Class B	Capital in	Carryover	Comprehensive
	Common	Common	Excess of Par	Basis	Income, net of	Accumulated	Stockholders’
	Stock	Stock	Value	Adjustment	tax	Deficit	Equity
Balance, March 31, 2006	$291	$234	$389,616	$(7,988)	$1,547	$(245,034)	$138,666
Issuance costs	—	—	(9)	—	—	—	(9)
Comprehensive Income:
Net loss	—	—	—	—	—	(209)	(209)
Loss on derivative instruments	—	—	—	—	(1,203)	—	(1,203)

Total comprehensive loss							(1,412)
Dividends	—	—	—	—	—	(24,503)	(24,503)
Stock—based compensation	—	—	75	—	—	—	75

Balance, September 30, 2006	$291	$234	$389,682	$(7,988)	$344	$(269,746)	$112,817

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands of dollars)

	Six Months Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES:
Net loss	$(209)	$(3,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,013	37,861
Amortization of advance location payments	9,801	9,173
Amortization of intangibles	7,120	6,970
Deferred income taxes	(56)	(2,149)
Amortization of deferred issue costs	396	1,063
Write off of deferred issue costs	414	—
Premium on redemption of 11% senior secured notes due 2024	417	—
(Gain) loss on sale of equipment	(183)	27
Stock based compensation	76	12
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(481)	(1,190)
Receivables, net	(1,444)	784
Inventories and prepaid expenses	(1,445)	946
Accounts payable and accrued expenses, net	4,764	2,052
Accrued interest	3,225	(278)

Net cash provided by operating activities	59,408	52,008

INVESTING ACTIVITIES:
Additions to property, equipment and leasehold improvements	(29,855)	(29,944)
Advance location payments to location owners	(6,361)	(7,130)
Acquisition of net assets related to acquisitions of businesses, net of cash acquired	(17,136)	(1,210)
Proceeds from sale of property and equipment	710	498

Net cash used in investing activities	(52,642)	(37,786)

FINANCING ACTIVITIES:
Repayments under credit facility	(1,150)	(11,223)
Redemption of 11% senior secured notes due 2024	(5,649)	—
Payment of premium on 11% senior secured notes due 2024	(417)	—
Principal payments on capitalized lease obligations	(1,898)	(2,660)
Repayments from bank and other borrowings	(129)	(121)
Debt issuance costs	(9)	—
Cash dividends paid	(24,503)	(7,797)

Net cash used in financing activities	(33,755)	(21,801)

Net decrease in cash and cash equivalents	(26,989)	(7,579)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,008	57,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,019	$49,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$23,740	$29,861

Income taxes paid	$144	$85

NON CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$2,606	$3,958

Transfer of assets held for sale to fixed assets	$—	$1,936

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
The IDS Transactions and Class A Common Stock Offering
     On November 24, 2004, CSC completed its initial public offerings (collectively, the “IPO”) of (i) 18,911,532 Income Deposit Securities (“IDSs”) (each IDS consisting of one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and an 11%

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)
senior secured note due 2024 in a principal amount of $6.14), and (ii) $20.0 million aggregate principal amount of 11% senior secured notes due 2024 separate and apart from the IDSs (such notes, together with the 11% senior secured notes underlying IDSs, the “11% Senior Secured Notes”). In connection with the IPO, (i) Holdings became the sole holder of all outstanding shares of the Company’s Class B common stock, par value $0.01 per share (the Class B Common Stock”), and (ii) Coinmach Laundry Corporation, a Delaware corporation (“CLC” or “Laundry Corp.”), and AWA became wholly-owned subsidiaries of CSC. The IPO and the use of proceeds therefrom and the transactions related thereto are referred to herein collectively as the “IDS Transactions.”
     On February 8, 2006, CSC completed a public offering of 12,312,633 shares of Class A Common Stock at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering were approximately $102.7 million. As a result of the Class A Offering, the Company incurred approximately $8.2 million in issuance costs, including underwriting discounts and commissions, which was recorded as a reduction of the proceeds from its sale of the Class A Common Stock. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2006, which included (i) a premium (including an early tender payment of approximately $0.5 million) paid with proceeds of the Class A Offering to redeem the 11% Senior Secured Notes of approximately $4.8 million, (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iii) certain direct expenses related to the Tender Offer (defined below) of approximately $1.0 million which included approximately $0.5 million relating to special bonuses.
     The net proceeds of the Class A Offering, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer further described in Note 4, and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC (the controlling equity investor in Holdings) at a repurchase price of $8.505 per share or approximately $18.7 million in the aggregate, (iii) to repurchase 1,605,995 shares of Class B Common Stock that had been distributed to equity investors of Holdings (including CSC officers and certain directors) at a repurchase price of $8.505 per share or approximately $13.7 million in the aggregate and (iv) for general corporate purposes.
     Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge Laundry Corp. and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Amended and Restated Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)
Dividends
     CSC currently intends to pay dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. CSC currently intends to pay annual dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year, subject to certain limitations and exceptions with respect to such dividends, if any. The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law. Payment of dividends on all classes of CSC common stock will not be cumulative.
2. Inventories
     Inventory costs for the route business and AWA are determined principally by using the average cost method and are stated at the lower of cost or net realizable value. Inventory costs for Super Laundry are valued at the lower of cost (first-in, first-out). Machine repair parts inventory is valued using a formula based on total purchases and the annual inventory turnover. Inventory consists of the following (in thousands):

	September 30, 2006	March 31, 2006
Laundry equipment	$9,463	$7,884
Machine repair parts	3,836	3,574

	$13,299	$11,458

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

COINMACH SERVICE CORP. AND SUBSIDIARIES

	September 30, 2006	March 31, 2006
Route	$196,939	$195,026
Rental	8,253	8,253
Distribution	2,917	2,917

	$208,109	$206,196

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
     Amortization expense for contract rights for the remainder of the fiscal year ending March 31, 2007 and each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2007 (remainder of year)	$7.0
2008	13.6
2009	13.2
2010	12.9
2011	12.6
2012	12.3
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)
flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase of $15.0 million subject to the outcome of certain purchase price adjustments. ASI was a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools. Based on a preliminary price allocation, the Company allocated approximately $1.8 million to goodwill, approximately $9.7 million to contract rights and approximately $3.5 million to working capital assets.
     During the quarter ended September 30, 2006, the Company completed an acquisition for a purchase price of approximately $2.6 million. The Company allocated approximately $0.2 to goodwill, approximately $1.6 million to contract rights and approximately $0.8 million to working capital assets.
4. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	March 31,
	2006	2006
Credit facility indebtedness	$568,275	$569,425
11% Senior Secured Notes	82,067	87,716
Obligations under capital leases	7,429	6,721
Other long-term debt with varying terms and maturities	262	391

	658,033	664,253
Less current portion	4,296	11,151

	$653,737	$653,102

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)
     Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, in cash on each March 1, June 1, September 1 and December 1, to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
     On February 8, 2006, CSC completed an offer to purchase for cash (the “Tender Offer”) approximately $48.4 million aggregate principal amount of its outstanding 11% Senior Secured Notes. The total aggregate amount paid by the Company for the 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million, including a premium of approximately $4.8 million and accrued and unpaid interest thereon of approximately $1.8 million.
     The Company recorded a charge to operations of approximately $9.3 million in the fiscal quarter ended March 31, 2006, consisting of (i) a premium (including an Early Tender Payment of approximately $0.5 million) paid to redeem such 11% Senior Secured Notes of approximately $4.8 million, (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iii) certain direct expenses related to the Tender Offer of approximately $1.0 million which included approximately $0.5 million relating to special bonuses.
     On April 28, 2006, the Company purchased approximately $5.6 million aggregate principal amount of its outstanding 11% Senior Secured Notes in open market purchases. The total aggregate amount paid by the Company in order to purchase the 11% Senior Secured Notes was approximately $6.3 million, including accrued and unpaid interest thereon. At September 30, 2006, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     The Company recorded a charge to operations of approximately $0.8 million in the quarter ended June 30, 2006, which represents the premium paid to purchase such 11% Senior Secured Notes of approximately $0.4 million and the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     At September 30, 2006, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
Amended and Restated Credit Facility
     On December 19, 2005, Coinmach, Laundry Corp. and certain subsidiary guarantors entered into an amendment and restatement of Coinmach’s then-existing senior secured credit facility (the “Old Senior Secured Credit Facility”, and such amendment and restatement, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Amended and Restated

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)
Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million.
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At September 30, 2006, the monthly variable Eurodollar rate was 5.375%.
     As a result of the Credit Facility Refinancing, Coinmach incurred approximately $3.1 million in issuance costs related to the Amended and Restated Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012.
     At September 30, 2006, the $568.3 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at September 30, 2006 were approximately $6.8 million.
     At September 30, 2006, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
Intercompany Loan
     Pursuant to the indenture governing the 11% Senior Secured Notes, CSC used a portion of the proceeds from each of the IPO and the Class A Offering to make an intercompany loan (the “Intercompany Loan”) to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). As of September 30, 2006, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     If we were to consummate the Merger Event, the Intercompany Loan would no longer be outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)
     At September 30, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive loss of approximately $1.2 million, net of tax, in the stockholders’ equity section for the six months ended September 30, 2006, relating to the interest rate swaps that qualify as cash flow hedges.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
Condensed Consolidating Balance Sheets

	September 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	And	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, prepaid expenses and other current assets	$929	$—	$62,121	$(68)	$62,982
Advance location payments	—	—	65,014	—	65,014
Property, equipment and leasehold improvements, net	—	—	250,069	—	250,069
Intangible assets, net	—	—	509,649	—	509,649
Deferred income taxes	—	773	—	(773)	—
Intercompany loans and advances	(7,630)	—	—	7,630	—
Due from Parent	—	49,075	—	(49,075)	—
Investment in subsidiaries	(162,602)	(47,238)	—	209,840	—
Investment in preferred stock	164,756	—	—	(164,756)	—
Other assets	194,992	—	4,037	(188,650)	10,379

Total assets	$190,445	$2,610	$890,890	$(185,852)	$898,093

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,074	$66	$78,960	$(5,154)	$77,946
Current portion of long-term debt	—	—	4,296	—	4,296

Total current liabilities	4,074	66	83,256	(5,154)	82,242
Deferred income taxes	(8,123)	—	58,193	(773)	49,297
Long-term debt, less current portion	82,067	—	571,670	—	653,737
Loan Payable to Parent	—	—	183,564	(183,564)	—
Due to parent/subsidiary	—	—	41,445	(41,445)	—
Preferred stock and dividends payable	—	164,756	—	(164,756)	—
Total stockholders’ equity (deficit)	112,427	(162,212)	(47,238)	209,840	112,817

Total liabilities and stockholders’ equity (deficit)	$190,445	$2,610	$890,890	$(185,852)	$898,093

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$136,310	$—	$136,310
Costs and expenses	778	104	121,873	—	122,755

Operating (loss) income	(778)	(104)	14,437	—	13,555
Interest expense, net	(5,996)	3,314	16,613	—	13,931

Income (loss) before taxes	5,218	(3,418)	(2,176)	—	(376)
Income tax provision (benefit)	777	(42)	(710)	—	25

	4,441	(3,376)	(1,466)	—	(401)

Equity in loss (income) of subsidiaries	4,842	1,466	—	(6,308)	—

Net loss	$(401)	$(4,842)	$(1,466)	$6,308	$(401)

	Three Months Ended September 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$132,320	$—	$132,320
Costs and expenses	618	104	120,204	—	120,926

Operating (loss) income	(618)	(104)	12,116	—	11,394
Interest expense – non cash preferred stock dividend	(3,699)	3,699	—	—	—
Interest expense, net	1,641	—	13,674	—	15,315

Income (loss) before taxes	1,440	(3,803)	(1,558)	—	(3,921)
Income tax provision (benefit)	587	(1,615)	(605)	—	(1,633)

	853	(2,188)	(953)	—	(2,288)

Equity in loss (income) of subsidiaries	3,141	953	—	(4,094)	—

Net loss	$(2,288)	$(3,141)	$(953)	$4,094	$(2,288)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Six Months Ended September 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$275,595	$—	$275,595
Costs and expenses	1,169	209	245,894	—	247,272

Operating (loss) income	(1,169)	(209)	29,701	—	28,323
Transaction costs	845	—	—	—	845
Interest expense, net	(12,090)	6,776	32,675	—	27,361

Income (loss) before taxes	10,076	(6,985)	(2,974)	—	117
Income tax provision (benefit)	1,348	(85)	(937)	—	326

	8,728	(6,900)	(2,037)	—	(209)

Equity in loss (income) of subsidiaries	8,937	2,037	—	(10,974)	—

Net loss	$(209)	$(8,937)	$(2,037)	$10,974	$(209)

	Six Months Ended September 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$266,150	$—	$266,150
Costs and expenses	905	218	239,793	—	240,916

Operating (loss) income	(905)	(218)	26,357	—	25,234
Interest expense – non cash preferred stock dividend	(7,391)	7,391	—	—	—
Interest expense, net	3,282	—	27,364	—	30,646

Income (loss) before taxes	3,204	(7,609)	(1,007)	—	(5,412)
Income tax provision (benefit)	1,308	(3,108)	(349)	—	(2,149)

	1,896	(4,501)	(658)	—	(3,263)

Equity in loss (income) of subsidiaries	5,159	658	—	(5,817)	—

Net loss	$(3,263)	$(5,159)	$(658)	$5,817	$(3,263)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended September 30, 2006
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	And
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$8,728	$(6,900)	$(2,037)	$—	$(209)
Noncash adjustments	(4,413)	6,692	52,719	—	54,998
Change in operating assets and liabilities	(1,329)	30	5,918	—	4,619

Net cash provided by (used in) operating activities	2,986	(178)	56,600	—	59,408

Investing Activities
Capital expenditures	—	—	(36,216)	—	(36,216)
Acquisition of assets	—	—	(17,136)	—	(17,136)
Proceeds from sale of property and equipment	—	—	710	—	710

Net cash used in investing activities	—	—	(52,642)	—	(52,642)

Financing Activities
Repayment of debt	(5,649)	—	(1,150)	—	(6,799)
Other financing items	2,691	178	(29,825)	—	(26,956)

Net cash (used in) provided by financing activities	(2,958)	178	(30,975)	—	(33,755)

Net increase (decrease) in cash and cash equivalents	28	—	(27,017)	—	(26,989)
Cash and cash equivalents, beginning of period	880	—	61,128	—	62,008

Cash and cash equivalents, end of period	$908	$—	$34,111	$—	$35,019

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Six Months Ended September 30, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corporation	Corporation	Subsidiaries	Elimination	Consolidated
Operating Activities
Net income (loss)	$1,896	$(4,501)	$(658)	$—	$(3,263)
Noncash adjustments	(5,814)	4,294	54,477	—	52,957
Change in operating assets and liabilities	(684)	8	2,990	—	2,314

Net cash (used in) provided by operating activities	(4,602)	(199)	56,809	—	52,008

Investing Activities
Capital expenditures	—	—	(37,074)	—	(37,074)
Acquisition of assets	—	—	(1,210)	—	(1,210)
Proceeds from sale of property and equipment	—	—	498	—	498

Net cash used in investing activities	—	—	(37,786)	—	(37,786)

Financing Activities
Repayment of debt	—	—	(11,223)	—	(11,223)
Other financing items	4,602	199	(15,379)	—	(10,578)

Net cash provided by (used in) financing activities	4,602	199	(26,602)	—	(21,801)

Net decrease in cash and cash equivalents	—	—	(7,579)	—	(7,579)
Cash and cash equivalents, beginning of period	431	—	56,840	—	57,271

Cash and cash equivalents, end of period	$431	$—	$49,261	$—	$49,692

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
The table below presents information about the Company’s segments (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Route	$119,930	$116,747	$243,908	$236,516
All other:
Rental	9,724	8,848	19,268	17,496
Distribution	6,656	6,725	12,419	12,138

Subtotal	16,380	15,573	31,687	29,634

Total Revenue	$136,310	$132,320	$275,595	$266,150

EBITDA (1):
Route	$38,606	$38,122	$79,106	$77,493
All other:
Rental	4,292	3,695	8,414	7,212
Distribution	609	386	873	413

Subtotal	4,901	4,081	9,287	7,625

Other items, net	—	(310)	—	(310)
Transaction costs (2)	—	—	(845)	—
Corporate expenses	(3,102)	(3,047)	(6,136)	(5,570)

Total EBITDA	40,405	38,846	81,412	79,238

Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(23,778)	(24,507)	(47,745)	(48,099)
All other	(2,069)	(2,128)	(4,183)	(4,271)
Corporate	(1,003)	(817)	(2,006)	(1,634)

Total depreciation	(26,850)	(27,452)	(53,934)	(54,004)

Interest expense	(13,931)	(15,315)	(27,361)	(30,646)

Consolidated (loss) income before income taxes	$(376)	$(3,921)	$117	$(5,412)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the six months ended September 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(0.4)	$(2.3)	$(0.2)	$(3.3)
Provision (benefit) for income taxes	—	(1.6)	0.3	(2.1)
Interest expense	13.9	15.3	27.4	30.6
Depreciation and amortization	26.9	27.4	53.9	54.0

EBITDA *	$40.4	$38.8	$81.4	$79.2

*	The computation of EBITDA for the six months ended September 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
7. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	September 30, 2006	March 31,2006
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$92,301	$97,084
Interest rate swap	318	1,063
Other	2,333	2,123

Total deferred tax liabilities	94,952	100,270

Deferred tax assets:
Net operating loss carryforwards	50,399	55,430
Covenant not to compete	1,316	1,267
Transaction costs	3,071	2,726
Other	1,599	1,593

Total deferred tax asset	56,385	61,016
Valuation allowance	(10,730)	(10,730)

Net deferred tax assets	45,655	50,286

Net deferred tax liability	$49,297	$49,984

     The net operating loss carryforwards of approximately $124 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the six months ended September 30, 2006, the Company generated taxable income of approximately $12.5 million primarily due to the reversal of temporary differences related to depreciation. The Company utilized $12.5 million of its net operating loss carryforwards to offset the entire amount of its taxable income.
     The (benefit) provision for income taxes consists of (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Federal	$(147)	$(1,273)	$(43)	$(1,676)
State	172	(360)	369	(473)

	$25	$(1,633)	$326	$(2,149)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Expected tax (benefit) provision	$(132)	$(1,373)	$41	$(1,896)
State tax provision (benefit), net of federal taxes	113	(233)	241	(308)
Permanent book/tax differences	44	(27)	44	55

Tax provision (benefit)	$25	$(1,633)	$326	$(2,149)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
8. Income (Loss) per Common Share
     Basic income (loss) per share for the two classes of common stock is calculated by dividing net loss by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any potentially dilutive securities outstanding.
     Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss attributable to common stockholders	$(401)	$(2,288)	$(209)	$(3,263)

Add: Dividends paid on Class A common stock	(6,002)	(3,899)	(24,503)	(7,797)

Undistributed loss available to Class A and Class B common stock	$(6,403)	$(6,187)	$(24,712)	$(11,060)

Basic and diluted allocation of undistributed loss:

Class A Common Stock	$(3,548)	$(2,666)	$(13,693)	$(4,765)

Class B Common Stock	(2,855)	(3,521)	(11,019)	(6,295)

Total	$(6,403)	$(6,187)	$(24,712)	$(11,060)

Weighted average common stock outstanding:

Class A Common Stock	29,050,722	18,911,532	29,048,625	18,911,532

Class B Common Stock	23,374,450	24,980,445	23,374,450	24,980,445

Total	52,425,172	43,891,977	52,423,075	43,891,977

Distributed earnings per share:

Class A Common Stock	$0.21	$0.21	$0.41	$0.41

Class B Common Stock	$—	$—	$0.53	$—

Undistributed loss per share:

Class A Common Stock	$(0.12)	$(0.14)	$(0.47)	$(0.25)

Class B Common Stock	$(0.12)	$(0.14)	$(0.47)	$(0.25)

Basic and diluted income (loss) per share

Class A Common Stock	$0.09	$0.07	$(0.06)	$0.16

Class B Common Stock	$(0.12)	$(0.14)	$0.06	$(0.25)

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
     On August 1, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on September 1, 2006 to holders of record as of the close of business on August 25, 2006.
     On November 3, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend is payable on December 1, 2006 to holders of record as of the close of business on November 27, 2006.
9. 2004 Long-Term Incentive Plan
     In connection with the IPO, On November 24, 2004, the board of directors of CSC adopted the CSC Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of September 30, 2006, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP.
     During the 2006 fiscal year, the Company awarded restricted shares of Class A Common Stock as follows: (i) with respect to executive officers, 51,111 shares in the aggregate (ii) with respect to our independent directors, 5,001 shares in the aggregate and (iii) with respect to a director, 11,111 shares. In addition, 21,666 restricted shares of Class A Common Stock were awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “Restricted Stock Awards”) other than executive officers.
     The Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the non-independent director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the Restricted Stock Awards to the executive officers and the non-independent director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights.
     The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods. Compensation expense of less than $0.1 million

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
has been recorded for the six months ended September 30, 2006. The Company has estimated the forfeiture rate to be zero.
     A summary of the status of the Company’s restricted shares as of September 30, 2006 is presented below.

		Weighted Average
		Fair Value at Date
	Shares Outstanding	of Contract
Restricted shares unvested at April 1, 2006	67,113	$9.01
Vested	8,388	9.01

Restricted shares unvested at September 30, 2006	58,725	$9.01

     As of September 30, 2006, there was approximately $0.5 million of unrecognized compensation costs related to restricted share compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.5 years.
     On November 3, 2006, the compensation committee of the board of directors of CSC awarded performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of November 3, 2006 as follows: (i) an aggregate of 100,000 shares to certain executive officers, (ii) an aggregate of 7,500 shares to our three independent directors and (iii) 25,000 shares to one of our non-independent directors (collectively, the "2007 Restricted Stock Awards").
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to certain of our executive officers of the Company, consist of time-based shares (the "Time Vesting Shares") as well as performance-based shares (the "Performance Vesting Shares"). Pursuant to the award agreements for the executive officers, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are Performance Vesting Shares. The 2007 Restricted Stock Award to the non-independent director consisted solely of Time Vesting Shares.
     The Performance Vesting Shares vest upon the attainment of certain earnings and cash flow growth performance criteria established by the compensation committee during the performance period ending March 31, 2009. The Time Vesting Shares vest in three equal annual installments commencing on the first anniversary of the date of grant.
     The 2007 Restricted Stock Awards to each of the executive officers and the non-independent director fully vest upon a change of control of CSC or upon the death or disability of the award recipient. In addition, the executive officers, the non-independent director and the independent directors shall be entitled to vote the restricted shares underlying their awards during the restricted period, but will not be entitled to receive dividends prior to the vesting of such shares.
     The fair value of the restricted stock issued of $10.00 per share will be recorded as compensation expense over the vesting periods. We have estimated the forfeiture rate to be zero.
10. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income or net earnings.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
General
     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 under the caption “Business – Risk Factors.” Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “—Special Note Concerning Forward Looking Statements” below.
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
Results of Operations
     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.
     Comparison of the three- and six-month periods ended September 30, 2006 and September 30, 2005.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2006	2005	Change	2006	2005	Change
Route	$119.9	$116.7	$3.2	$243.9	$236.5	$7.4
Rental	9.7	8.9	0.8	19.3	17.5	1.8
Distribution	6.7	6.7	—	12.4	12.1	0.3

	$136.3	$132.3	$4.0	$275.6	$266.1	$9.5

     Revenue increased by approximately $4.0 million, or 3%, for the three-month period ended September 30, 2006, as compared to the prior year’s corresponding period. Revenue increased by approximately $9.5 million, or 4%, for the six-month period ended September 30, 2006, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended September 30, 2006 increased by approximately $3.2 million, or 3%, over the prior year’s corresponding period. Route revenue for the six months ended September 30, 2006 increased by approximately $7.4 million, or 3%, over the prior year’s corresponding period. The increase was primarily due to an improvement in same store sales driven by the Company’s pricing strategies and the general recovery in occupancy rates throughout our operating regions, as well as additional revenue generated from the ASI acquisition. On April 3, 2006, we completed the acquisition of substantially all of the assets of ASI for a purchase price of $15.0 million, subject to the outcome of certain purchase

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
price adjustments. ASI was a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools.
     Rental revenue for the three months ended September 30, 2006 increased by approximately $0.8 million, or 9%, over the prior year’s corresponding period. Rental revenue for the six months ended September 30, 2006 increased by approximately $1.8 million, or 10%, over the prior year’s corresponding period. This increase was primarily the result of our continuing internal growth of the machine base in existing areas of operations during the current and prior years, as well as the result of a “tuck-in” acquisition during the prior year.
     Distribution revenue for the three months ended September 30, 2006 remained unchanged as compared to the prior year’s corresponding period. Distribution revenue for the six months ended September 30, 2006 increased by approximately $0.3 million, or 2%, from the prior year’s corresponding period. The increase was primarily due to increased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $2.7 million, or 3%, for the three-month period ended September 30, 2006, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $6.2 million, or 3%, for the six-month period ended September 30, 2006, as compared to the prior year’s corresponding period As a percentage of revenues, laundry operating expenses were approximately 68% for the three-month and six-month periods ended September 30, 2006 and September 30, 2005.
     The increase in laundry operating expenses for the three-month period was due primarily to (i) an increase in commissions paid of approximately $1.6 million related to increased route revenue, (ii) various laundry operating expenses incurred as a result of the ASI acquisition in the route business of approximately $0.4 million, (iii) an increase in costs related to medical insurance coverage of approximately $0.3 million, (iv) an increase in energy costs for vehicle fuel as well as utilities in our laundromats of approximately $0.3 million and (v) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate.
     The increase in laundry operating expenses for the six-month period was due primarily to (i) an increase in commissions paid of approximately $3.5 million related to increased route revenue, (ii) various laundry operating expenses incurred as a result of the ASI acquisition in the route business of approximately $0.8 million, (iii) an increase in energy costs for vehicle fuel as well as utilities in our laundromats of approximately $0.7 million, (iv) an increase in costs related to medical insurance coverage of approximately $0.6 million and (v) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate.
     General and administrative expenses increased by less than $0.1 million for the three-month period ended September 30, 2006, as compared to the prior year’s corresponding period.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
General and administrative expenses increased by approximately $0.6 million for the six-month period ended September 30, 2006, as compared to the prior year’s corresponding period. The increase in general and administrative expenses was primarily due to additional professional fees such as audit and legal fees associated with being a public company, as well as related to continued procedures in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expenses were approximately 2% for the three-month and the six-month periods ended September 30, 2006 and September 30, 2005.
     In conjunction with our 2006 Restricted Stock Awards, we adopted SFAS 123R as of January 1, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of share-based payment at the date of grant. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, will be recognized in the Consolidated Statements of Operations from the date of grant. For the six-month period ended September 30, 2006, we recognized less than $0.1 million to compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 9 to our consolidated financial statements.
     Other items for the three-month and six-month periods ended September 30, 2005 of approximately $0.3 million was primarily due to an asset sale write down of the asset value by approximately $0.2 million, relating to the sale of one of the laundromats on October 19, 2005.
     Depreciation and amortization expense decreased by approximately $0.5 million, or 3%, for the three-month period ended September 30, 2006, as compared to the prior year’s corresponding period. Depreciation and amortization expense decreased by approximately $0.8 million, or 2%, for the six-month period ended September 30, 2006, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.
     Amortization of advance location payments decreased by approximately $0.1 million, or 3%, for the three-month period ended September 30, 2006, as compared to the prior year’s corresponding period. Amortization of advance location payments increased by approximately $0.6 million, or 7%, for the six-month period ended September 30, 2006, as compared to the prior year’s corresponding period. The increase in amortization expense for the six month period is primarily due to the timing of leases signed or renewed, as such related advance location payments are capitalized and amortized over the life of the applicable leases.
     Amortization of intangibles increased by less than $0.1 million, or 2%, for the three-month period ended September 30, 2006, as compared to the prior year’s corresponding period. Amortization of intangibles increased by approximately $0.2 million, or 2%, for the six-month period ended September 30, 2006, as compared to the prior year’s corresponding period. The increase was primarily due to additional amortization expense relating to the acquisitions.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     Operating income margins were approximately 9.9% for the three-month period ended September 30, 2006, as compared to approximately 8.6% for the prior year’s corresponding period. Operating income margins were approximately 10.3% for the six-month period ended September 30, 2006, as compared to approximately 9.5% for the prior year’s corresponding period. The increase in operating income margin was primarily due to an increase in revenue offset partially by an increase in laundry operating expenses.
     Transaction costs for the six-month period ended September 30, 2006 of approximately $0.8 million consisted of costs related to the redemption of a portion of the 11% Senior Secured Notes in April 2006.
     Interest expense decreased by approximately $1.4 million, or 9%, for the three-month period ended September 30, 2006 as compared to the prior year’s corresponding period. Interest expense decreased by approximately $3.3 million, or 11%, for the six-month period ended September 30, 2006 as compared to the prior year’s corresponding period. The decrease in interest expense was due primarily to the redemption of the 9% Senior Notes in February 2006, which were financed with additional borrowings under our credit facility at a lower rate and the redemption of a portion of the 11% Senior Secured Notes in February 2006. This decrease was partially offset by additional interest expense due to an increase in variable interest rates on such credit facility.
     The provision for income taxes for the three-month period ended September 30, 2006 was less than $0.1 million as compared to a benefit for income taxes of approximately $1.6 million for the prior year’s corresponding period. The change of approximately $1.7 million is primarily due to an increase in operating income and a change in the state of Texas franchise tax statutes, as discussed below. The provision for income taxes for the six-month period ended September 30, 2006 was approximately $0.3 million as compared to a benefit for income taxes of approximately $2.1 million for the prior year’s corresponding period. The change of approximately $2.5 million for the six-month period is primarily due to an increase in operating income and state taxes. The effective tax rate for the six-month period ended September 30, 2006 was approximately 278% as compared to 40% for the prior year’s corresponding period. The increased effective tax rate is primarily due to changes in the state of Texas franchise tax statute pursuant to the Texas Franchise Tax Reform Bill (HB 3) which is effective for fiscal years ending in 2007.
     Net loss was approximately $0.2 million for the six-month period ended September 30, 2006, as compared to net loss of approximately $3.3 million for the prior year’s corresponding period. The change is primarily due to increased revenue and a decrease in interest expense, partially offset by increased laundry operating expenses and income taxes.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2006	2005	Change	2006	2005	Change
Route	$38.6	$38.1	$0.5	$79.1	$77.5	$1.6
Rental	4.3	3.7	0.6	8.4	7.2	1.2
Distribution	0.6	0.4	0.2	0.9	0.4	0.5
Other items, net	—	(0.3)	0.3	—	(0.3)	0.3
Corporate expenses	(3.1)	(3.1)	—	(6.1)	(5.6)	(0.5)
Transaction costs	—	—	—	(0.9)	—	(0.9)

Total EBITDA	$40.4	$38.8	$1.6	$81.4	$79.2	$2.2

(1)	The computation of EBITDA for the six-months ended September 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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
     EBITDA was approximately $40.4 million for the three months ended September 30, 2006, as compared to approximately $38.8 million for the three months ended September 30, 2005. EBITDA margin was approximately 29.6% for the three months ended September 30, 2006, as compared to 29.4% for the prior year’s corresponding period. EBITDA was approximately $81.4 million for the six months ended September 30, 2006, as compared to approximately $79.2 million for the six months ended September 30, 2005. EBITDA margin was approximately 29.5% (or approximately 29.8% if the EBITDA margin was calculated to exclude transaction costs) for the six months ended September 30, 2006, as compared to 29.8% for the prior year’s corresponding period. The increase in EBITDA for the six month period is primarily attributable to an increase in revenue primarily in the route and rental businesses. The decrease for the six month period in EBITDA margin is primarily attributable to transaction costs as discussed above, as compared to the prior year’s corresponding period.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
Credit Facility, (iii) dividend payments, if any, on our common stock and (iv) capital expenditures and other working capital requirements.
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the Intercompany Note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Amended and Restated Credit Facility. As of September 30, 2006, we had cash and cash equivalents of approximately $35.0 million and available borrowings under the revolver portion of the Amended and Restated Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at September 30, 2006 were approximately $6.8 million.
     Our stockholders’ equity was approximately $112.8 million as of September 30, 2006.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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
     On August 1, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on September 1, 2006 to holders of record as of the close of business on August 25, 2006.
     On November 3, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend is payable on December 1, 2006 to holders of record as of the close of business on November 27, 2006.
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
11% Senior Secured Notes
     As of September 30, 2006, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; (ix) limitations on exercising Class B Common Stock redemption rights and consummating purchases of Class B Common Stock upon exercise of sales rights by holders; and (x) limitation on consolidations, mergers and sales of substantially all of our assets.
     At September 30, 2006, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
Amended and Restated Credit Facility
     At September 30, 2006, approximately $568.3 million aggregate principal amount of term loan borrowings under the Amended and Restated Credit Facility were outstanding and had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at September 30, 2006 were approximately $6.8 million.
     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Old Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there is no required amount that was payable relating to the annual excess cash flows of Coinmach.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     At September 30, 2006, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
The Intercompany Loan
     In connection with the IDS Transactions and the Class A Offering, CSC made the Intercompany Loan to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note.
     As of September 30, 2006, approximately $183.6 million aggregate principal amount of indebtedness was outstanding under the Intercompany Note. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     At September 30, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
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
Capital Expenditures
     Capital expenditures (net of proceeds from the sale of equipment) for the three months ending September 30, 2006 were approximately $17.9 million. Capital expenditures (net of proceeds from the sale of equipment) for the six months ending September 30, 2006 were approximately $35.5 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the six months ending September 30, 2006 include approximately $2.2 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2006	2005	Change	2006	2005	Change
Route	$15.7	$15.7	$—	$31.6	$30.4	$1.2
Rental	1.2	2.5	(1.3)	1.7	3.5	(1.8)
Distribution	—	0.1	(0.1)	—	0.2	(0.2)
Corporate	1.0	1.0	—	2.2	2.5	(0.3)

	$17.9	$19.3	$(1.4)	$35.5	$36.6	$(1.1)

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of September 30, 2006:

	Payments Due in Fiscal Year
	Total	2007	2008	2009	2010	2011	After
Long-Term Debt Obligations	$650.6	$1.2	$2.4	$3.2	$5.7	$5.7	$632.4
Interest on Long-Term Debt (1)	433.7	29.3	54.0	53.8	53.4	53.0	190.2
Capital Lease Obligations (2)	8.6	2.0	3.2	2.1	0.9	0.4	—
Operating Lease Obligations	33.6	4.3	7.4	6.2	5.2	3.5	7.0

	$1,126.5	$36.8	$67.0	$65.3	$65.2	$62.6	$829.6

(1)	As of September 30, 2006, $568.3 million of our long-term debt outstanding under the Amended and Restated Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 7.875% based on the Eurodollar rate in effect at September 30, 2006. In addition, approximately $82.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Amended and Restated Credit Facility, Coinmach is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed interest rate of approximately 7.40%, thereby reducing the impact of interest rate changes on future interest expense.

(2)	Includes both principal and interest.
Future Capital Needs and Resources
     Our near-term cash requirements are primarily related to payment of interest on our existing consolidated indebtedness, capital expenditures, working capital and, if and when

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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
     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and cash dividends on our common stock pursuant to our dividend policy;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes, and contractual and legal restrictions on the ability of our subsidiaries to make dividends and distributions to us;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our other public filings with the SEC.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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
     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of September 30, 2006, we had approximately $338.3 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.8 million, assuming the total amount of variable interest rate debt outstanding was $338.3 million, the balance as of September 30, 2006.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
     For the fiscal year ended March 31, 2006, we reported a material weakness because we did not maintain effective control over the franchise and income tax process. Specifically, we did not adequately identify, quantify and account for such taxes; reconcile certain tax accounts on a timely basis; and we did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. These deficiencies resulted in a $2.0 million reclassification between the deferred tax liability and current tax payable accounts as well as deferred income tax expense and operating expense for the fiscal year ended March 31, 2006. These errors were corrected by management in the consolidated financial statements for the fiscal year ended March 31, 2006. Had these errors not been detected, these control deficiencies could have resulted in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness. For the quarter and six months ended September 30, 2006, the amount related to the deferred tax liability, current tax payable accounts, deferred income tax expense and operating expense were recorded in a consistent manner as reflected in the consolidated financial statements for the fiscal year ended March 31, 2006.
     The material weakness described above has been remediated as of September 30, 2006. Management has implemented additional policies and procedures relating to our accounting for franchise and income taxes. In this regard, we implemented enhanced control procedures over the accounting and the reconciliation process for franchise and income taxes including monthly reconciliations of all tax related accounts. In addition, we have expanded the role of our tax consultant to assist us in formalizing processes, procedures and documentation standards relating to franchise and income tax accounting resulting in a more timely reconciliation of related account balances and identification of differences between the income tax basis and financial reporting basis of assets and liabilities.
Changes in Internal Control over Financial Reporting
     Additionally, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change other then the change described above relating to the enhanced control procedures and remediation of the material weakness regarding our accounting and reconciliation process for income and franchise taxes, during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. Defaults Upon Senior Securities
          Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on July 27, 2006 in Plainview, New York (“Annual Meeting”). The holders of Class A Common Stock and Class B Common Stock voted together as a single class in person or by proxy on all matters presented at the Annual Meeting. Pursuant to our certificate of incorporation, each share of Class A Common Stock was entitled to one vote per share, and each share of Class B Common Stock was entitled to two votes per share. The stockholders took the following actions:
1. Elected the persons named below to our board of directors, each for a term of one year or until their successors have been elected and qualified, by the following vote:

		Votes
	Votes For	Withheld
1. Stephen R. Kerrigan	69,020,128	5,216,544
2. James N. Chapman	67,724,285	6,512,387
3. David A. Donnini	63,266,918	10,969,754
4. Woody M. McGee	74,048,055	188,617
5. Bruce V. Rauner	63,946,261	10,290,411
6. John R. Scheessele	73,830,043	406,629
7. William M. Kelly	74,058,462	178,210
2. Ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2007 by the following vote:

Votes For	Votes Against	Abstain/Non-Vote

73,560,509	656,751	19,412

COINMACH SERVICE CORP. AND SUBSIDIARIES
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

COINMACH SERVICE CORP.
Date: November 8, 2006	/s/ Robert M. Doyle
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