Form 10-Q
period 2006-12-31
COINMACH SERVICE CORP
filed 2007-02-05
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Class A common stock, $0.01 par value per share	29,246,141 shares
Class B common stock, $0.01 par value per share	23,374,450 shares
     The registrant publicly trades Income Deposit Securities (“IDSs”) on the American Stock Exchange. Each IDS is comprised of one underlying share of Class A common stock and an underlying 11% senior secured note due 2024 in a principal amount of $6.14. As of January 31, 2007, there were 13,274,032 IDSs outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	December 31, 2006	March 31, 2006[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$38,354	$62,008
Receivables, net	6,610	5,635
Inventories	14,645	11,458
Prepaid expenses	6,041	4,375
Interest rate swap asset	933	2,615
Other current assets	1,701	1,796

Total current assets	68,284	87,887

Advance location payments	64,527	67,242
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $457,695 and $403,024	245,396	252,398
Contract rights, net of accumulated amortization of $124,890 and $114,535	298,348	296,912
Goodwill	208,496	206,196
Other assets	9,741	11,531

Total assets	$894,792	$922,166

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$37,536	$32,656
Accrued rental payments	34,319	33,044
Accrued interest	7,026	3,563
Current portion of long-term debt	5,601	11,151

Total current liabilities	84,482	80,414

Deferred income taxes	49,795	49,984
Long-term debt, less current portion	652,635	653,102

Total liabilities	786,912	783,500

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 29,246,141 shares issued and outstanding at December 31, 2006 and 29,113,641 shares issued and outstanding at March 31, 2006	292	291
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding	234	234
Capital in excess of par value	389,801	389,616
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	439	1,547
Accumulated deficit	(274,898)	(245,034)

Total stockholders’ equity	107,880	138,666

Total liabilities and stockholders’ equity	$894,792	$922,166

See accompanying notes.

1	The March 31, 2006 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
REVENUES	$140,971	$138,744	$416,566	$404,894
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	94,732	93,767	281,934	274,799
General and administrative (including stock-based compensation expense of $118, $0, $194 and $12, respectively)	3,100	3,571	9,236	9,141
Depreciation and amortization	18,874	19,027	55,887	56,887
Amortization of advance location payments	4,900	5,015	14,702	14,188
Amortization of intangibles	3,560	3,514	10,680	10,485
Other items, net	—	—	—	310

	125,166	124,894	372,439	365,810

OPERATING INCOME	15,805	13,850	44,127	39,084

INTEREST EXPENSE	13,999	15,570	41,359	46,216
TRANSACTION COSTS	—	2,620	845	2,620

INCOME (LOSS) BEFORE INCOME TAXES	1,806	(4,340)	1,923	(9,752)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	506	—	887	—
Deferred	440	(1,674)	384	(3,823)

	946	(1,674)	1,271	(3,823)

NET INCOME (LOSS)	$860	$(2,666)	$652	$(5,929)

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21	$0.62	$0.62

Class B Common Stock	$—	$—	$0.53	$—

Basic and diluted net income (loss) per share:
Class A Common Stock	$0.11	$0.06	$0.05	$0.22

Class B Common Stock	$(0.10)	$(0.15)	$(0.04)	$(0.40)

Weighted average common stock outstanding:
Class A Common Stock	29,060,305	18,911,532	29,052,500	18,911,532

Class B Common Stock	23,374,450	24,980,445	23,374,450	24,980,445

Cash dividends per share:
Class A Common Stock	$0.21	$0.21	$0.62	$0.62

Class B Common Stock	$—	$—	$0.53	$—

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
– NINE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)
(in thousands of dollars)

					Accumulated
					Other
	Class A	Class B	Capital in	Carryover	Comprehensive
	Common	Common	Excess of Par	Basis	Income, net of	Accumulated	Stockholders’
	Stock	Stock	Value	Adjustment	tax	Deficit	Equity
Balance, March 31, 2006	$291	$234	$389,616	$(7,988)	$1,547	$(245,034)	$138,666
Issuance costs	—	—	(9)	—	—	—	(9)
Issuance of common stock	1	—	—	—	—	—	1
Comprehensive loss:
Net income	—	—	—	—	—	652	652
Loss on derivative instruments	—	—	—	—	(1,108)	—	(1,108)

Total comprehensive loss							(456)
Dividends	—	—	—	—	—	(30,516)	(30,516)
Stock-based compensation	—	—	194	—	—	—	194

Balance, December 31, 2006	$292	$234	$389,801	$(7,988)	$439	$(274,898)	$107,880

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands of dollars)

	Nine Months Ended
	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES:
Net income (loss)	$652	$(5,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,886	56,887
Amortization of advance location payments	14,702	14,188
Amortization of intangibles	10,681	10,485
Deferred income taxes	384	(3,823)
Amortization of deferred issue costs	595	1,603
Write-off of deferred financing costs	414	1,700
Premium on redemption of 11% senior secured notes due 2024	417	—
Gain on sale of equipment	(365)	(46)
Stock-based compensation	194	12
Change in operating assets and liabilities, net of businesses acquired:
Other assets	263	(567)
Receivables, net	(804)	391
Inventories and prepaid expenses	(4,426)	529
Accounts payable and accrued expenses, net	5,461	2,739
Accrued interest	3,463	6,304

Net cash provided by operating activities	87,517	84,473

INVESTING ACTIVITIES:
Additions to property, equipment and leasehold improvements	(42,398)	(43,431)
Advance location payments to location owners	(10,775)	(9,806)
Acquisition of net assets related to acquisitions of businesses, net of cash acquired	(17,837)	(3,436)
Proceeds from sale of property and equipment	1,168	1,077

Net cash used in investing activities	(69,842)	(55,596)

FINANCING ACTIVITIES:
Repayments under credit facility	(1,725)	(240,507)
Proceeds from credit facility	—	230,000
Redemption of 11% senior secured notes due 2024	(5,649)	—
Payment of premium on 11% senior secured notes due 2024	(417)	—
Principal payments on capitalized lease obligations	(2,872)	(3,652)
Repayments from bank and other borrowings	(141)	(183)
Debt issuance costs	(9)	(3,225)
Cash dividends paid	(30,516)	(11,696)

Net cash used in financing activities	(41,329)	(29,263)

Net decrease in cash and cash equivalents	(23,654)	(386)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,008	57,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,354	$56,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$37,301	$38,309

Income taxes paid	$199	$930

NON CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$4,370	$4,531

Transfer of assets held for sale to fixed assets	$—	$1,936

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
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates.
     The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.
     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the consolidated financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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
     Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge Laundry Corp. and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Senior Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Dividends
     Pursuant to CSC’s current dividend policy, CSC intends to pay dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. CSC currently intends to pay annual dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year, subject to certain limitations and exceptions with respect to such dividends, if any. The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law. Payment of dividends on all classes of CSC common stock will not be cumulative.
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

	December 31, 2006	March 31, 2006
Laundry equipment	$10,806	$7,884
Machine repair parts	3,839	3,574

	$14,645	$11,458

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

	December 31, 2006	March 31, 2006
Route	$197,015	$195,026
Rental	8,564	8,253
Distribution	2,917	2,917

	$208,496	$206,196

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
     Amortization expense for contract rights for the remainder of the fiscal year ending March 31, 2007 and each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2007 (remainder of year)	$3.6
2008	13.6
2009	13.3
2010	12.9
2011	12.6
2012	12.3
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
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase of $15.0 million, subject to the outcome of certain purchase price adjustments. Based on a preliminary price allocation, the Company allocated approximately $1.8 million to goodwill, approximately $9.7 million to contract rights and approximately $3.5 million to working capital assets.
     For the nine month period ended December 31, 2006, the Company completed other acquisitions of route businesses for purchase prices aggregating approximately $3.3 million, of which the Company allocated approximately $0.3 to goodwill, approximately $2.1 million to contract rights and approximately $0.9 million to working capital assets.
4. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2006	2006
Credit facility indebtedness	$567,700	$569,425
11% Senior Secured Notes	82,067	87,716
Obligations under capital leases	8,219	6,721
Other long-term debt with varying terms and maturities	250	391

	658,236	664,253
Less current portion	5,601	11,151

	$652,635	$653,102

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
     At December 31, 2006, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     At December 31, 2006, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
Senior Credit Facility
     The Company’s senior credit facility (the “Senior Credit Facility”) is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Senior Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million.
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At December 31, 2006, the monthly variable Eurodollar rate was 5.375%.
     As a result of the debt refinancing in December 2005, Coinmach incurred approximately $3.1 million in issuance costs related to the Senior Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012.
     At December 31, 2006, the $567.7 million of term loan borrowings under the Senior Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Senior Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at December 31, 2006 were approximately $6.8 million.
     At December 31, 2006, Coinmach was in compliance with the covenants under the Senior Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
Intercompany Loan
     Pursuant to the indenture governing the 11% Senior Secured Notes, CSC used a portion of the proceeds from each of the IPO and the Class A Offering to make an intercompany loan (the “Intercompany Loan”) to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). As of December 31, 2006, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     At December 31, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive loss of approximately $1.1 million, net of tax, in the stockholders’ equity section for the nine months ended December 31, 2006, relating to the interest rate swaps that qualify as cash flow hedges.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
Condensed Consolidating Balance Sheets

	December 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	And	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$944	$—	$67,413	$(73)	$68,284
Advance location payments	—	—	64,527	—	64,527
Property, equipment and leasehold improvements, net	—	—	245,396	—	245,396
Intangible assets, net	—	—	506,844	—	506,844
Deferred income taxes	—	815	—	(815)	—
Intercompany loans and advances	(9,295)	—	—	9,295	—
Due from Parent	—	48,977	—	(48,977)	—
Investment in subsidiaries	(166,235)	(50,738)	—	216,973	—
Investment in preferred stock	164,826	—	—	(164,826)	—
Other assets	194,906	—	3,486	(188,651)	9,741

Total assets	$185,146	$(946)	$887,666	$(177,074)	$894,792

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$3,025	$73	$80,943	$(5,160)	$78,881
Current portion of long-term debt	—	—	5,601	—	5,601

Total current liabilities	3,025	73	86,544	(5,160)	84,482
Deferred income taxes	(7,436)	—	58,046	(815)	49,795
Long-term debt, less current portion	82,067	—	570,568	—	652,635
Loan payable to parent	—	—	183,564	(183,564)	—
Due to parent/subsidiary	—	—	39,682	(39,682)	—
Preferred stock and dividends payable	—	164,826	—	(164,826)	—
Total stockholders’ equity (deficit)	107,490	(165,845)	(50,738)	216,973	107,880

Total liabilities and stockholders’ equity (deficit)	$185,146	$(946)	$887,666	$(177,074)	$894,792

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Balance Sheets (continued)

	March 31, 2006
			Coinmach
		Coinmach	Corporation	Adjustments
	Coinmach	Laundry	and	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$940	$—	$87,002	$(55)	$87,887
Advance location payments	—	—	67,242	—	67,242
Property, equipment and leasehold Improvements, net	—	—	252,398	—	252,398
Intangible assets, net	—	—	503,108	—	503,108
Deferred income taxes	9,471	689	—	(10,160)	—
Intercompany loans and advances	(311)	—	—	311	—
Due from Parent	—	49,253	—	(49,253)	—
Investment in subsidiaries	(152,462)	(23,762)	—	176,224	—
Investment in preferred stock	178,216	—	—	(178,216)	—
Other assets	194,334	—	4,602	(187,405)	11,531

Total assets	$230,188	$26,180	$914,352	$(248,554)	$922,166

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$4,196	$36	$68,927	$(3,896)	$69,263
Current portion of long-term debt	5,649	—	5,502	—	11,151

Total current liabilities	9,845	36	74,429	(3,896)	80,414
Deferred income taxes	—	—	60,144	(10,160)	49,984
Long-term debt, less current portion	82,067	—	571,035	—	653,102
Loan payable to parent	—	—	183,564	(183,564)	—
Due to parent/subsidiary	—	—	48,942	(48,942)	—
Preferred stock and dividends payable	—	178,216	—	(178,216)	—
Total stockholders’ equity (deficit)	138,276	(152,072)	(23,762)	176,224	138,666

Total liabilities and stockholders’ equity (deficit)	$230,188	$26,180	$914,352	$(248,554)	$922,166

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$140,971	$—	$140,971
Costs and expenses	529	104	124,533	—	125,166

Operating (loss) income	(529)	(104)	16,438	—	15,805
Interest (income) expense, net	(5,996)	3,316	16,679	—	13,999

Income (loss) before taxes	5,467	(3,420)	(241)	—	1,806
Income tax provision (benefit)	879	(42)	(109)	—	946

	4,588	(3,378)	(350)	—	860

Equity in loss (income) of Subsidiaries	3,728	350	—	(4,078)	—

Net income (loss)	$860	$(3,728)	$(350)	$4,078	$860

	Three Months Ended December 31, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$138,744	$—	$138,744
Costs and expenses	859	106	123,929	—	124,894

Operating (loss) income	(859)	(106)	14,815	—	13,850
Interest (income) expense – non cash preferred stock dividend	(3,663)	3,663	—	—	—
Interest expense, net	1,641	—	13,929	—	15,570
Transaction costs	206	—	2,414	—	2,620

Income (loss) before taxes	957	(3,769)	(1,528)	—	(4,340)
Income tax provision (benefit)	431	(1,539)	(566)	—	(1,674)

	526	(2,230)	(962)	—	(2,666)

Equity in loss (income) of subsidiaries	3,192	962	—	(4,154)	—

Net loss	$(2,666)	$(3,192)	$(962)	$4,154	$(2,666)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Nine Months Ended December 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$416,566	$—	$416,566
Costs and expenses	1,698	312	370,429	—	372,439

Operating (loss) income	(1,698)	(312)	46,137	—	44,127
Interest (income) expense, net	(18,087)	10,092	49,354	—	41,359
Transaction costs	845	—	—	—	845

Income (loss) before taxes	15,544	(10,404)	(3,217)	—	1,923
Income tax provision (benefit)	2,227	(127)	(829)	—	1,271

	13,317	(10,277)	(2,388)	—	652

Equity in loss (income) of subsidiaries	12,665	2,388	—	(15,053)	—

Net income (loss)	$652	$(12,665)	$(2,388)	$15,053	$652

	Nine Months Ended December 31, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$404,894	$—	$404,894
Costs and expenses	1,764	324	363,722	—	365,810

Operating (loss) income	(1,764)	(324)	41,172	—	39,084
Interest (income) expense – non cash preferred stock dividend	(11,053)	11,053	—	—	—
Interest expense, net	4,923	—	41,293	—	46,216
Transaction costs	206	—	2,414	—	2,620

Income (loss) before taxes	4,160	(11,377)	(2,535)	—	(9,752)
Income tax provision (benefit)	1,739	(4,647)	(915)	—	(3,823)

	2,421	(6,730)	(1,620)	—	(5,929)

Equity in loss (income) of subsidiaries	8,350	1,620	—	(9,970)	—

Net (loss) income	$(5,929)	$(8,350)	$(1,620)	$9,970	$(5,929)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended December 31, 2006
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	And
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$13,317	$(10,277)	$(2,388)	$—	$652
Noncash adjustments	(6,874)	9,966	79,816	—	82,908
Change in operating assets and Liabilities	(2,392)	35	6,314	—	3,957

Net cash provided by (used in) operating activities	4,051	(276)	83,742	—	87,517

Investing Activities:
Capital expenditures and advance location payments	—	—	(53,173)	—	(53,173)
Acquisition of net assets	—	—	(17,837)	—	(17,837)
Proceeds from sale of property and equipment	—	—	1,168	—	1,168

Net cash used in investing activities	—	—	(69,842)	—	(69,842)

Financing Activities:
Repayment of debt	(5,649)	—	(1,725)	—	(7,374)
Other financing items	1,627	276	(35,858)	—	(33,955)

Net cash (used in) provided by financing activities	(4,022)	276	(37,583)	—	(41,329)

Net increase (decrease) in cash and cash equivalents	29	—	(23,683)	—	(23,654)
Cash and cash equivalents, beginning of period	880	—	61,128	—	62,008

Cash and cash equivalents, end of period	$909	$—	$37,445	$—	$38,354

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Nine Months Ended December 31, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corporation	Corporation	Subsidiaries	Elimination	Consolidated
Operating Activities:
Net income (loss)	$2,421	$(6,730)	$(1,620)	$—	$(5,929)
Noncash adjustments	(11,147)	11,053	81,100	—	81,006
Change in operating assets and Liabilities	1,832	(4,623)	12,187	—	9,396

Net cash (used in) provided by operating activities	(6,894)	(300)	91,667	—	84,473

Investing Activities:
Capital expenditures and advance location payments	—	—	(53,237)	—	(53,237)
Acquisition of net assets	—	—	(3,436)	—	(3,436)
Proceeds from sale of property and equipment	—	—	1,077	—	1,077

Net cash used in investing activities	—	—	(55,596)	—	(55,596)

Financing Activities:
Repayment of debt	—	—	(240,507)	—	(240,507)
Other financing items	6,894	300	204,050	—	211,244

Net cash provided by (used in) financing activities	6,894	300	(36,457)	—	(29,263)

Net decrease in cash and cash equivalents	—	—	(386)	—	(386)
Cash and cash equivalents, beginning of period	431	—	56,840	—	57,271

Cash and cash equivalents, end of period	$431	$—	$56,454	$—	$56,885

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
The table below presents information about the Company’s segments (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue:
Route	$125,424	$122,102	$369,332	$358,618
All other:
Rental	9,582	9,255	28,850	26,751
Distribution	5,965	7,387	18,384	19,525

Subtotal	15,547	16,642	47,234	46,276

Total Revenue	$140,971	$138,744	$416,566	$404,894

EBITDA (1):
Route	$41,243	$40,734	$120,350	$118,227
All other:
Rental	4,425	4,031	12,838	11,243
Distribution	571	212	1,444	625

Subtotal	4,996	4,243	14,282	11,868

Other items, net	—	—	—	(310)
Transaction costs (2)	—	(2,620)	(845)	(2,620)
Corporate expenses	(3,100)	(3,571)	(9,236)	(9,141)

Total EBITDA	43,139	38,786	124,551	118,024

Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,430)	(24,586)	(72,177)	(72,685)
All other	(1,925)	(2,150)	(6,108)	(6,421)
Corporate	(979)	(820)	(2,984)	(2,454)

Total depreciation	(27,334)	(27,556)	(81,269)	(81,560)

Interest expense	(13,999)	(15,570)	(41,359)	(46,216)

Consolidated income (loss) before income taxes	$1,806	$(4,340)	$1,923	$(9,752)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net income (loss) to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the nine months ended December 31, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

The computation of EBITDA for the three and nine months ended December 31, 2005 has not been adjusted to exclude transaction costs consisting of: (i) the write-off of the unamortized deferred financing costs relating to the previous senior secured credit facility term loans repaid aggregating approximately $1.7 million, (ii) expenses aggregating approximately $0.7 million relating to an amendment to the previous senior secured credit facility and (iii) additional expenses aggregating approximately $0.2 million relating to the IPO.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$0.9	$(2.7)	$0.7	$(5.9)
Provision (benefit) for income taxes	0.9	(1.7)	1.3	(3.8)
Interest expense	14.0	15.6	41.3	46.2
Depreciation and amortization	27.3	27.6	81.3	81.5

EBITDA *	$43.1	$38.8	$124.6	$118.0

*	The computation of EBITDA for the nine months ended December 31, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

The computation of EBITDA for the three and nine months ended December 31, 2005 has not been adjusted to exclude transaction costs consisting of: (i) the write-off of the unamortized deferred financing costs relating to the previous senior secured credit facility term loans repaid aggregating approximately $1.7 million, (ii) expenses aggregating approximately $0.7 million relating to an amendment to the previous senior secured credit facility and (iii) additional expenses aggregating approximately $0.2 million relating to the IPO.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
7. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2006	March 31, 2006
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$89,911	$97,084
Interest rate swap	381	1,063
Other	2,438	2,123

Total deferred tax liabilities	92,730	100,270

Deferred tax assets:
Net operating loss carryforwards	47,436	55,430
Covenant not to compete	1,342	1,267
Transaction costs	3,068	2,726
Other	1,819	1,593

Total deferred tax asset	53,665	61,016
Valuation allowance	(10,730)	(10,730)

Net deferred tax assets	42,935	50,286

Net deferred tax liability	$49,795	$49,984

     The net operating loss carryforwards of approximately $116 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the nine months ended December 31, 2006, the Company generated taxable income of approximately $19.6 million primarily due to the reversal of temporary differences related to depreciation. The Company utilized $19.6 million of its net operating loss carryforwards to offset the entire amount of its taxable income.
     The provision (benefit) for income taxes consists of (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Federal	$493	$(1,256)	$449	$(2,868)
State	453	(418)	822	(955)

	$946	$(1,674)	$1,271	$(3,823)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Expected tax provision (benefit)	$629	$(1,429)	$670	$(3,323)
State tax provision (benefit), net of federal taxes	294	(272)	535	(580)
Permanent book/tax differences	23	27	66	80

Tax provision (benefit)	$946	$(1,674)	$1,271	$(3,823)

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
     Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss) attributable to common stockholders	$860	$(2,666)	$652	$(5,929)

Add: Dividends paid on common stock	(6,014)	(3,899)	(30,517)	(11,696)

Undistributed loss available to Class A and Class B common stock	$(5,154)	$(6,565)	$(29,865)	$(17,625)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(2,856)	$(2,829)	$(16,550)	$(7,594)
Class B Common Stock	(2,298)	(3,736)	(13,315)	(10,031)

Total	$(5,154)	$(6,565)	$(29,865)	$(17,625)

Weighted average common stock outstanding:
Class A Common Stock	29,060,305	18,911,532	29,052,500	18,911,532
Class B Common Stock	23,374,450	24,980,445	23,374,450	24,980,445

Total	52,434,755	43,891,977	52,426,950	43,891,977

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21	$0.62	$0.62
Class B Common Stock	$–	$–	$0.53	$–

Undistributed loss per share:
Class A Common Stock	$(0.10)	$(0.15)	$(0.57)	$(0.40)
Class B Common Stock	$(0.10)	$(0.15)	$(0.57)	$(0.40)

Basic and diluted income (loss) per share
Class A Common Stock	$0.11	$0.06	$0.05	$0.22
Class B Common Stock	$(0.10)	$(0.15)	$(0.04)	$(0.40)

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
     On November 3, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on December 1, 2006 to holders of record as of the close of business on November 27, 2006.
     On February 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend is payable on March 1, 2007 to holders of record as of the close of business on February 26, 2007.
9. 2004 Long-Term Incentive Plan
     The Company’s Long-Term Incentive Plan (the “2004 LTIP”) provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of December 31, 2006, the board of directors of CSC had authorized up to 2,996,729 shares of Class A Common Stock for issuance under the 2004 LTIP.
     During the 2006 fiscal year, the Company awarded restricted shares of Class A Common Stock as follows: (i) with respect to executive officers, 51,111 shares in the aggregate (ii) with respect to our independent directors, 5,001 shares in the aggregate and (iii) with respect to a non-independent director, 11,111 shares. In addition, 21,666 restricted shares of Class A Common Stock were awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “2006 Restricted Stock Awards”) other than executive officers.
     The 2006 Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the non-independent director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the 2006 Restricted Stock Awards to the executive officers and the

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
non-independent director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods.
     On November 3, 2006, the compensation committee of the board of directors of CSC awarded performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of November 3, 2006 as follows: (i) an aggregate of 100,000 shares to certain executive officers, (ii) an aggregate of 7,500 shares to our three independent directors and (iii) 25,000 shares to one of our non-independent directors (collectively, the “2007 Restricted Stock Awards”).
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to our executive officers consisted of time-based shares (the “Time Vesting Shares”) as well as performance-based shares (the “Performance Vesting Shares”). Pursuant to the award agreements for the executive officers, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are Performance Vesting Shares. The 2007 Restricted Stock Award to our non-independent director consisted solely of Time Vesting Shares.
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
     The fair value of the Time Vesting Shares issued of $10.00 per share will be recorded as compensation expense over the vesting periods. In addition, since the Performance Vesting Shares vest upon the attainment of certain performance criteria, the Company will record compensation expense only for those Performance Vesting Shares of which the attainment of applicable performance conditions is probable.
     Compensation expense relating to the 2006 Restricted Stock Awards and the 2007 Restricted Stock Awards of approximately $0.2 million has been recorded for the nine months ended December 31, 2006. We have estimated the forfeiture rate to be zero.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     A summary of the status of the Company’s restricted shares as of December 31, 2006 is presented below:

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract
Restricted shares unvested at April 1, 2006	67,113	$9.01
Granted	132,500	10.00
Vested	20,083	9.38

Restricted shares unvested at December 31, 2006	179,530	$9.70

     As of December 31, 2006, there was less than $1.2 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining to the 2006 Restricted Stock Awards and the Time Vesting Shares from the 2007 Restricted Stock Awards. That cost is expected to be recognized over a weighted average period of 3.25 years. In addition, as of December 31, 2006, there was less than $0.1 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined will relate to the probable outcome for the attainment of certain performance conditions. Such costs are expected to be recognized over a weighted average period of 2.5 years. At December 31, 2006, there was also approximately $0.7 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined are not probable for the attainment of certain performance conditions.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the provisions of SAB No. 108.

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
Overview
     We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 89% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease.
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
Critical Accounting Policies:
     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following is one of the more critical judgment area in the application of our accounting policies that currently affect our financial condition and results of operations.
     We have developed software to be utilized internally by our customer service representatives. Expenditures related to such qualifying computer software costs incurred during the application development stage, have been capitalized by us since the activities performed during this stage will create probable future economic benefits as required per Statement of Position (SOP) 98-1, Accounting for Computer Software Developed For or Obtained For Internal-Use (“SOP 98-1”). In order for computer software costs to be considered internal-use software and subject to SOP 98-1, the costs must have the following characteristics: (i) the software must be internally developed, acquired, or modified solely to meet our internal needs and (ii) no plan exists or is being developed to market the software externally during the development or modification of the software. Once we determine that such expenditures are available for actual application, these expenditures will be expensed as incurred, similar to maintenance.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
Results of Operations
     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.
Comparison of the three- and nine-month periods ended December 31, 2006 and December 31, 2005.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2006	2005	Change	2006	2005	Change
Route	$125.4	$122.1	$3.3	$369.3	$358.6	$10.7
Rental	9.6	9.2	0.4	28.9	26.8	2.1
Distribution	6.0	7.4	(1.4)	18.4	19.5	(1.1)

	$141.0	$138.7	$2.3	$416.6	$404.9	$11.7

     Revenue increased by approximately $2.3 million, or 2%, for the three-month period ended December 31, 2006, as compared to the prior year’s corresponding period. Revenue increased by approximately $11.7 million, or 3%, for the nine-month period ended December 31, 2006, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended December 31, 2006 increased by approximately $3.3 million, or 3%, over the prior year’s corresponding period. Route revenue for the nine months ended December 31, 2006 increased by approximately $10.7 million, or 3%, over the prior year’s corresponding period. The increase was primarily due to an improvement in same store sales driven by the Company’s pricing strategies and the general recovery in occupancy rates throughout our operating regions, as well as additional revenue generated from the ASI acquisition. On April 3, 2006, we completed the acquisition of substantially all of the assets of ASI for a purchase price of $15.0 million, subject to the outcome of certain purchase price adjustments. ASI was a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools.
     Rental revenue for the three months ended December 31, 2006 increased by approximately $0.4 million, or 4%, over the prior year’s corresponding period. Rental revenue for the nine months ended December 31, 2006 increased by approximately $2.1 million, or 8%, over the prior year’s corresponding period. This increase was primarily the result of our continuing internal growth of the machine base in existing areas of operations during the current and prior years, as well as the result of a “tuck-in” acquisition during the prior year.
     Distribution revenue for the three months ended December 31, 2006 decreased by approximately $1.4 million, or 19%, over the prior year’s corresponding period as compared to

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
the prior year’s corresponding period. Distribution revenue for the nine months ended December 31, 2006 decreased by approximately $1.1 million, or 6%, from the prior year’s corresponding period. The decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $1.0 million, or 1%, for the three-month period ended December 31, 2006, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $7.1 million, or 3%, for the nine-month period ended December 31, 2006, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were approximately 67% for the three-month period ended December 31, 2006 as compared to approximately 68% for the prior year’s corresponding period and 68% for both nine-month periods ended December 31, 2006 and December 31, 2005.
     The increase in laundry operating expenses for the three-month period was due primarily to (i) an increase in commissions paid of approximately $1.8 million related to increased route revenue, (ii) various laundry operating expenses incurred as a result of the ASI acquisition in the route business of approximately $0.8 million, (iii) an increase in franchise and property taxes due primarily to timing of approximately $0.4 million, (iv) partially offset by decreased cost of goods sold of approximately $1.7 million due to decreased equipment sales in the distribution business, (v) a decrease in energy costs for vehicle fuel as well as utilities in our laundromats of approximately $0.6 million and (vi) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate.
     The increase in laundry operating expenses for the nine-month period was due primarily to (i) an increase in commissions paid of approximately $5.3 million related to increased route revenue, (ii) various laundry operating expenses incurred as a result of the ASI acquisition in the route business of approximately $1.6 million, (iii) an increase in franchise and property taxes due primarily to timing of approximately $0.5 million, (iv) an increase in costs related to medical insurance coverage of approximately $0.7 million, (v) partially offset by a decrease in cost of goods sold of approximately $1.8 million due to decreased equipment sales in the distribution business and (vi) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate.
     General and administrative expenses decreased by approximately $0.5 million for the three-month period ended December 31, 2006, as compared to the prior year’s corresponding period. General and administrative expenses increased by less than $0.1 million for the nine-month period ended December 31, 2006, as compared to the prior year’s corresponding period. The decrease in general and administrative expenses was primarily due to the timing of employee benefit costs, professional fees, audit and legal fees associated with being a public company, as well as costs related to continued procedures in order to comply with the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expenses were

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
approximately 2% for the three-month and the nine-month periods ended December 31, 2006 and December 31, 2005.
     In conjunction with our 2006 Restricted Stock Awards, we adopted SFAS 123(R) as of January 1, 2006. SFAS 123(R) requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of share-based payment at the date of grant. For share-based payments relating to the Time Vesting Shares granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, will be recognized in the Consolidated Statements of Operations from the date of grant. For share-based payments relating to the Performance Vesting Shares granted subsequent to January 1, 2006, compensation expense will be recorded to the Consolidated Statements of Operations only for those shares of which the attainment of the applicable performance conditions is probable, based on their fair value on the date of grant. For the nine-month period ended December 31, 2006, we recognized approximately $0.2 million to compensation expense which is included in general and administrative expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 9 to our consolidated financial statements.
     Depreciation and amortization expense decreased by approximately $0.2 million, or less than 1%, for the three-month period ended December 31, 2006, as compared to the prior year’s corresponding period. Depreciation and amortization expense decreased by approximately $1.0 million, or 2%, for the nine-month period ended December 31, 2006, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.
     Amortization of advance location payments decreased by approximately $0.1 million, or 2%, for the three-month period ended December 31, 2006, as compared to the prior year’s corresponding period. Amortization of advance location payments increased by approximately $0.5 million, or 4%, for the nine-month period ended December 31, 2006, as compared to the prior year’s corresponding period. The increase in amortization expense for the nine-month period is primarily due to the timing of leases signed or renewed, as such related advance location payments are capitalized and amortized over the life of the applicable leases.
     Amortization of intangibles increased by less than $0.1 million, or 1%, for the three-month period ended December 31, 2006, as compared to the prior year’s corresponding period. Amortization of intangibles increased by approximately $0.2 million, or 2%, for the nine-month period ended December 31, 2006, as compared to the prior year’s corresponding period. The increase was primarily due to additional amortization expense relating to the acquisitions.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     Operating income margins were approximately 11.2% for the three-month period ended December 31, 2006, as compared to approximately 10.0% for the prior year’s corresponding period. Operating income margins were approximately 10.6% for the nine-month period ended December 31, 2006, as compared to approximately 9.7% for the prior year’s corresponding period. The increase in operating income margin was primarily due to an increase in revenue offset partially by an increase in laundry operating expenses.
     Transaction costs for the nine-month period ended December 31, 2006 of approximately $0.8 million consisted of costs related to the redemption of a portion of the 11% Senior Secured Notes in April 2006. Transaction costs of approximately $2.6 million for both the three-month and nine-month periods ended December 31, 2005 were primarily due to (1) the write-off of the unamortized deferred financing costs relating to the repayment of term loans under the Company’s then existing senior credit facility, aggregating approximately $1.7 million, (2) expenses aggregating approximately $0.7 million relating to an amendment and restatement of the Company’s then existing senior credit facility and (3) additional costs of approximately $0.2 million related to the IPO.
     Interest expense decreased by approximately $1.6 million, or 10%, for the three-month period ended December 31, 2006 as compared to the prior year’s corresponding period. Interest expense decreased by approximately $4.9 million, or 11%, for the nine-month period ended December 31, 2006 as compared to the prior year’s corresponding period. The decrease in interest expense was due primarily to the redemption of the 9% Senior Notes in February 2006, which were financed with additional borrowings under our credit facility at a lower rate and the redemption of a portion of the 11% Senior Secured Notes in February 2006. This decrease was partially offset by additional interest expense due to an increase in variable interest rates on such credit facility.
     The provision for income taxes for the three-month period ended December 31, 2006 was $0.9 million as compared to a benefit for income taxes of approximately $1.7 million for the prior year’s corresponding period. The change of approximately $2.6 million is primarily due to an increase in operating income and a change in the state of Texas franchise tax statutes, as discussed below. The provision for income taxes for the nine-month period ended December 31, 2006 was approximately $1.3 million as compared to a benefit for income taxes of approximately $3.8 million for the prior year’s corresponding period. The change of approximately $5.1 million for the nine-month period is primarily due to an increase in operating income and state taxes. The effective tax rate for the nine-month period ended December 31, 2006 was approximately 66% as compared to 39% for the prior year’s corresponding period. The increased effective tax rate is primarily due to changes in the state of Texas franchise tax statute pursuant to the Texas Franchise Tax Reform Bill (HB 3) which is effective for fiscal years ending in 2007.
     Net income was approximately $0.7 million for the nine-month period ended December 31, 2006, as compared to net loss of approximately $5.9 million for the prior year’s

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
corresponding period. The change is primarily due to increased revenue and a decrease in interest expense, partially offset by increased laundry operating expenses and income taxes.
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2006	2005	Change	2006	2005	Change
Route	$41.2	$40.7	$0.5	$120.3	$118.2	$2.1
Rental	4.4	4.0	0.4	12.8	11.2	1.6
Distribution	0.6	0.2	0.4	1.5	0.6	0.9
Other items, net	—	—	—	—	(0.3)	0.3
Corporate expenses	(3.1)	(3.5)	0.4	(9.2)	(9.1)	(0.1)
Transaction costs(1)	—	(2.6)	2.6	(0.9)	(2.6)	1.7

Total EBITDA	$43.1	$38.8	$4.3	$124.5	$118.0	$6.5

(1)	The computation of EBITDA for the nine-months ended December 31, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million. The computation of EBITDA for the three and nine months ended December 31, 2005 has not been adjusted to exclude transaction costs consisting of: (i) the write-off of the unamortized deferred financing costs relating to the previous senior secured credit facility term loans repaid aggregating approximately $1.7 million, (ii) expenses aggregating approximately $0.7 million relating to an amendment to the previous senior secured credit facility and (iii) additional expenses aggregating approximately $0.2 million relating to the IPO.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     EBITDA was approximately $43.1 million for the three months ended December 31, 2006, as compared to approximately $38.8 million for the three months ended December 31, 2005. EBITDA margin was approximately 30.6% for the three months ended December 31, 2006, as compared to 28.0% for the prior year’s corresponding period. EBITDA was approximately $124.5 million for the nine months ended December 31, 2006, as compared to approximately $118.0 million for the nine months ended December 31, 2005. EBITDA margin was approximately 29.9% for the nine months ended December 31, 2006, as compared to 29.2% for the prior year’s corresponding period. The increase in EBITDA and EBITDA margin for the nine-month period is primarily attributable to an increase in revenue primarily in the route business and a decrease in interest expense.
Liquidity and Capital Resources
     We are a holding company with no material assets other than the capital stock of our subsidiaries, the Intercompany Note and the guaranty of such Intercompany Note by certain subsidiaries of Coinmach. Our operating income is generated by our subsidiaries. The Intercompany Note and related guarantees are described below under “— Financing Activities — The Intercompany Loan.” Our liquidity requirements, on a consolidated basis, primarily consist of (i) interest payments on the 11% Senior Secured Notes, (ii) interest and regularly scheduled amortization payments with respect to borrowings under the Senior Credit Facility, (iii) dividend payments, if any, on our common stock and (iv) capital expenditures and other working capital requirements.
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the Intercompany Note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Senior Credit Facility. As of December 31, 2006, we had cash and cash equivalents of approximately $38.4 million and available borrowings under the revolver portion of the Senior Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at December 31, 2006 were approximately $6.8 million.
     Our stockholders’ equity was approximately $107.9 million as of December 31, 2006.
     As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals, growth and software. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs, including interest and principal payments on our outstanding indebtedness, and to pay dividends on our common stock.

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
     However, there can be no assurance that we will continue to pay dividends at the levels set forth in our dividend policy, or at all. Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to declare, dividends. Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time and decrease or eliminate dividend payments. If we had insufficient cash to pay dividends in the amounts set forth in our dividend policy, we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing the 11% Senior Secured Notes and the Senior Credit Facility, fund a portion of our dividends with borrowings or from other sources.
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
     On November 3, 2006, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on December 1, 2006 to holders of record as of the close of business on November 27, 2006.
     On February 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate),

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
which cash dividend is payable on March 1, 2007 to holders of record as of the close of business on February 26, 2007.
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
11% Senior Secured Notes
     As of December 31, 2006, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
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
     At December 31, 2006, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
Senior Credit Facility
     At December 31, 2006, approximately $567.7 million aggregate principal amount of term loan borrowings under the Senior Credit Facility were outstanding and had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Senior Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at December 31, 2006 were approximately $6.8 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     The Senior Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Old Senior Secured Credit Facility. For the fiscal year ended March 31, 2006, there is no required amount that was payable relating to the annual excess cash flows of Coinmach.
     The Senior Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach which, if the Merger Event were completed, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach’s capital stock or its subsidiaries or the purchase, redemption or other acquisition of any of its or its subsidiaries’ capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Senior Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
     At December 31, 2006, Coinmach was in compliance with the covenants under the Senior Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
The Intercompany Loan
     In connection with the IDS Transactions and the Class A Offering, CSC made the Intercompany Loan to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note.
     As of December 31, 2006, approximately $183.6 million aggregate principal amount of indebtedness was outstanding under the Intercompany Note. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Senior Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     At December 31, 2006, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.

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
Capital Expenditures
     Capital expenditures (net of proceeds from the sale of equipment) for the three months ending December 31, 2006 were approximately $16.5 million. Capital expenditures (net of proceeds from the sale of equipment) for the nine months ending December 31, 2006 were approximately $52.0 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the nine months ending December 31, 2006 include approximately $3.4 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2006	2005	Change	2006	2005	Change
Route	$14.9	$13.1	$1.8	$46.5	$43.4	$3.1
Rental	0.5	0.8	(0.3)	2.2	4.4	(2.2)
Distribution	—	0.1	(0.1)	—	0.2	(0.2)
Corporate	1.1	1.6	(0.5)	3.3	4.2	(0.9)

	$16.5	$15.6	$0.9	$52.0	$52.2	$(0.2)

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of December 31, 2006:

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

	Payments Due in Fiscal Year
	Total	2007	2008	2009	2010	2011	After
Long-Term Debt Obligations	$650.0	$0.6	$2.4	$3.2	$5.7	$5.7	$632.4
Interest on Long-Term Debt (1)	420.3	18.0	53.6	53.4	53.1	52.6	189.6
Capital Lease Obligations (2)	9.5	1.1	3.6	2.6	1.3	0.8	0.1
Operating Lease Obligations	31.6	2.2	7.4	6.2	5.3	3.5	7.0

	$1,111.4	$21.9	$67.0	$65.4	$65.4	$62.6	$829.1

(1)	As of December 31, 2006, $567.7 million of our long-term debt outstanding under the Senior Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 7.875% based on the Eurodollar rate in effect at December 31, 2006. In addition, approximately $82.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Senior Credit Facility, Coinmach is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed interest rate of approximately 7.40%, thereby reducing the impact of interest rate changes on future interest expense.

(2)	Includes both principal and interest.
Future Capital Needs and Resources
     Our near-term cash requirements are primarily related to payment of interest on our existing consolidated indebtedness, capital expenditures, working capital and, if and when declared by our board of directors, dividend payments on our common stock. Substantially all of our consolidated long-term debt is scheduled to mature on or after December 19, 2012, the date on which the remaining balances under the Senior Credit Facility’s term loans become due. However, our consolidated level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditure requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments on our consolidated indebtedness, existing contractual obligations, our anticipated dividend payments on our capital stock and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Credit Facility, will be sufficient to fund our operating needs, to service our outstanding consolidated indebtedness, and to pay dividends anticipated to be declared by our board of directors.
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
     Any disallowance of our ability to deduct interest expense could adversely affect our ability to make interest payments on the 11% Senior Secured Notes and dividend payments on the shares of Class A Common Stock as well as dividend payments on the Class B Common Stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest and dividend payments, and existing contractual obligations, we estimate that over the next twelve months cash flow from operations, along with the available cash and cash equivalents and borrowing capacity under the Senior Credit Facility, will be sufficient to fund our operating needs and to service our indebtedness even if the interest expense deduction is not allowed.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
     Pursuant to recently enacted federal law, commercial clothes washers manufactured after January 1, 2007 are subject to certain federal energy and water efficiency standards. Implementing machines compliant with such law could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such standards.
     We continuously monitor our debt position and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either: (i) reduce capital expenditures, (ii) supplement cash flow from operations with borrowings under the Senior Credit Facility, or (iii) evaluate other cost-effective funding alternatives. We expect that substantially all of the cash generated by our business in excess of operating needs, debt service obligations and reserves will be distributed to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. In addition, we may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to reduce or eliminate dividends to the extent previously paid or obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, may not have commercially reasonable terms.
Inflation and Seasonality
     In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.
Special Note Concerning Forward Looking Statements
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements, including, without limitation, the statements under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations. These forward-

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
looking statements are usually accompanied by words such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” and similar expressions. The forward looking information is based on various factors and was derived using numerous assumptions.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of December 31, 2006, we had approximately $337.7 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.8 million, assuming the total amount of variable interest rate debt outstanding was $337.7 million, the balance as of December 31, 2006.
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.
     Our fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.
     We do not use derivative financial instruments for trading purposes and are not exposed to material foreign currency translation.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Control over Financial Reporting
     Additionally, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. Defaults Upon Senior Securities
          Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
          None
ITEM 5. Other Information
          None.
ITEM 6. Exhibits

Exhibit
Number	Description
10.1*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Stephen R. Kerrigan and CSC

10.2*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Robert M. Doyle and CSC

10.3*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Mitchell Blatt and CSC

10.4*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Michael E. Stanky and CSC

10.5*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Ramon Norniella and CSC

COINMACH SERVICE CORP. AND SUBSIDIARIES

Exhibit
Number	Description
10.6*	Restricted Stock Award Agreement, dated November 3, 2006, by and between James N. Chapman and CSC

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COINMACH SERVICE CORP. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH SERVICE CORP.
Date: February 5, 2007	/s/ Robert M. Doyle
Robert M. Doyle
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

COINMACH SERVICE CORP. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description
10.1*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Stephen R. Kerrigan and CSC

10.2*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Robert M. Doyle and CSC

10.3*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Mitchell Blatt and CSC

10.4*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Michael E. Stanky and CSC

10.5*	Restricted Stock Award Agreement, dated November 3, 2006, by and between Ramon Norniella and CSC

10.6*	Restricted Stock Award Agreement, dated November 3, 2006, by and between James N. Chapman and CSC

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Furnished herewith