Form 10-K
period 2007-03-31
COINMACH SERVICE CORP
filed 2007-06-05
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-32359
Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0809839 (I.R.S. Employer Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York (Address of principal executive offices)	11803 (Zip Code)
(516) 349-8555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Income Deposit Securities, each representing one share of Class A common stock, $0.01 par value per share, and an 11% Senior Secured Note due 2024 in a principal amount of $6.14	American Stock Exchange
Class A common stock, $0.01 par value per share	American Stock Exchange
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2006, the aggregate market value of the outstanding shares of Class A Common Stock (whether or not underlying IDSs) that were held by non-affiliates of the registrant was approximately $251,512,323.
     In determining the market value of shares of Class A Common Stock, all outstanding shares of Class A Common Stock (whether or not underlying IDSs) were assigned a value equal to the $9.93 closing price per share of separately held Class A Common Stock, as quoted on the American Stock Exchange on September 30, 2006. In determining the shares of Class A Common Stock held by non-affiliates, securities beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Class A Common Stock (whether or not underlying IDSs) have been excluded. The determination of the value of the Class A Common Stock and the determination of affiliate status are not necessarily a conclusive determination for other purposes.
     As of the close of business on April 30, 2007, the registrant had outstanding (i) 13,365,966 Income Deposit Securities (“IDSs”), (ii) 29,260,030 shares of Cl ass A common stock, $0.01 par value per share (the “Class A Common Stock”) (of which 15,673,841 were held separate and apart from IDSs) and (iii) 23,374,450 shares of Class B common stock, $0.01 par value per share (the “Class B Common Stock”).
DOCUMENTS INCORPORATED BY REFERENCE
     Selected designated portions of the registrant’s definitive proxy statement to be delivered to stockholders on or before July 12, 2007 in connection with the registrant’s 2007 annual meeting of stockholders scheduled to be held July 23, 2007 are incorporated by reference into Part III of this annual report.

COINMACH SERVICE CORP.
FORM 10-K

i

PART I
Item 1. BUSINESS
Description of the Business
     General
     We believe we are the leading provider of outsourced laundry equipment services for multi-family housing properties in North America, based on information provided by the Multi-Housing Laundry Association, a national trade association of multi-housing laundry operators and suppliers. Our core business (which we refer to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. For the fiscal year ended March 31, 2007, our route business represented approximately 89% of our total revenue.
     Our long-term contracts with our customers provide us with stable, recurring revenues and consistent cash flows. We estimate that approximately 90% of our locations are subject to long-term contracts with initial terms of five to ten years, most of which have automatic renewal or right of first refusal provisions. In each year since 1997, we have retained on average approximately 96% of our existing machine base.
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
     We have grown our route business through selective acquisitions in order to expand and geographically diversify our service territories. Since January 1995, we have enhanced our national presence by completing many significant acquisitions (as well as numerous smaller acquisitions that we refer to as “tuck ins”). As a result of the growth in our washer and dryer machine base, our revenue has increased from approximately $178.8 million for the twelve months ended March 29, 1996 to approximately $555.3 million for the fiscal year ended March 31, 2007.
     We had experienced net losses in each fiscal year since 2000 through March 31, 2006, and as of March 31, 2007, we had an accumulated deficit of approximately $281.4 million and total stockholders’ equity of approximately $100.7 million. We generated net income of approximately $0.2 million for the fiscal year ended March 31, 2007 (“2007 Fiscal Year”) and as of March 31, 2007, we had approximately $657.3 million in long-term debt.
     In addition to our route business, we rent laundry machines and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals through our subsidiary Appliance Warehouse of America, Inc., which we refer to as “AWA.” AWA is a Delaware corporation that is jointly owned by us and Coinmach Corporation, a Delaware corporation which we refer to as “Coinmach.” Coinmach is in turn a wholly-owned subsidiary of our direct wholly-owned subsidiary Coinmach Laundry Corporation, a Delaware corporation which we refer to as “CLC.” We also operate a laundry equipment distribution business through Super Laundry Equipment Corp., a Delaware corporation and our indirect wholly-owned subsidiary, which we refer to as “Super Laundry.”
     We believe that our route business represents the industry-leading platform from which to continue the consolidation of the fragmented outsourced laundry equipment industry, as well as potentially develop and offer complementary services to other collections based route businesses such as operators of payphones and parking meters. We intend to continue to grow the route operation, as well as utilize our substantial sales, service, collections and security infrastructure throughout the United States to offer related services to businesses outside our existing laundry business.
     We maintain our corporate headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina, a national call center in Irving, Texas and regional offices throughout the United States through which we conduct operating activities, including sales, service and collections.
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
     Sales and Marketing
     We market our products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. Sales personnel are paid commissions that comprise approximately 50% or more of their annual compensation. Selling commissions are based on a percentage of a location’s value contribution to the Company. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve our targeted goals in securing location contracts and renewals. We believe that our sales staff is among the most competent and effective in the industry.
     Our marketing strategy emphasizes excellent service offered by our experienced, highly-skilled personnel and quality equipment that maximizes efficiency and revenue and minimizes machine downtime. Our sales staff targets potential new and renewal lease locations by utilizing the integrated computer systems’ extensive database to provide information on our, as well as our competitors’ locations. Additionally, our integrated computer systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. All sales, service and installation data is recorded and monitored daily on a custom-designed, secured computerized sales planner.
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
     We estimate that approximately 90% of our locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, we believe that we have retained a majority of such customers through long-standing relationships and expect to continue to service such customers. Most of our leases renew automatically or have a right of first refusal provision. Our automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2007, based on number of machines, our leases had an average remaining life to maturity of approximately 50 months (without giving effect to automatic renewals).
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
     Description of Complementary Operations
     Rental Operations
     AWA is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, we believe this business line represents an opportunity for growth in a new market segment which is complementary to our route business. AWA is the product of two platform acquisitions which were consummated in 1997 and 1998 in Georgia and Texas. As of March 31, 2007, we have organically grown AWA’s operations across 28 states. For the fiscal year ended March 31, 2007, revenue generated by AWA represented approximately 7% of our total revenue.
     Distribution Operations
     Super Laundry, an indirect wholly-owned subsidiary, is a laundromat equipment distribution company which was incorporated in 1995. Super Laundry’s business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry’s customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. For the fiscal year ended March 31, 2007, revenue generated by Super Laundry represented approximately 4% of our total revenue.
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
     We believe our most significant competitive strength is our ability to maximize commissions and/or make advance location payments to location owners while maintaining the highest level of service. We are significantly larger than the next largest competitor, and we maintain a national presence. As such, we can spread our overhead costs over a larger machine base, allowing us a competitive advantage by offering more attractive pricing terms to our customers. In addition, our national presence enables us to offer large national customers broader coverage in order to service a wider range of their properties.
     Employees and Labor Relations
     As of March 31, 2007, we employed approximately 1,950 employees. In the Northeast region, approximately 100 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters scheduled to expire September 20, 2008. We believe that we maintain a good relationship with our union and non-union employees, and we have never experienced a work stoppage since our inception.
     General Development of Business
     Our original predecessor entity was founded over 50 years ago as a private, family-run business with operations in New York.
     CLC, our wholly-owned subsidiary, was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole stockholder of all of the common stock of Coinmach, our primary operating subsidiary. In November 1995, The Coinmach Corporation, a Delaware corporation and predecessor of Coinmach, merged with and into Solon Automated Services, Inc., which we refer to as “Solon.” In connection with the merger with Solon, CLC changed its name from SAS Acquisitions Inc., and Solon, the surviving corporation in the merger, changed its name to Coinmach Corporation.
     The IDS Offering and Class A Common Stock Offering
     In November and December, 2004, we completed our initial public offering of 18,911,532 IDSs (including a partial overallotment exercise by the underwriters on December 21, 2004) and $20.0 million aggregate principal amount of 11% senior secured notes due 2024 (the “11% Senior Secured Notes”) sold separate and apart from the IDSs, which we refer to as the “IPO.” In connection with the IPO and the use of proceeds therefrom, we completed certain related transactions, which we refer to collectively as the “IDS Transactions” which resulted in Coinmach Holdings, LLC (“Holdings”) becoming our controlling stockholder through its consolidated ownership of all of our Class B Common Stock, which is entitled to more votes per share than the Class A Common Stock. In addition, AWA became our wholly-owned indirect subsidiary and CLC and its subsidiaries (including Coinmach) became our subsidiaries.
     On February 8, 2006, we completed a public offering of 12,312,633 shares of Class A Common Stock (including a full overallotment exercise by the underwriters on February 17, 2006) at a price to the public of $9.00 per share which we refer to as the “Class A Offering”. In connection with the Class A Offering and the use of proceeds therefrom, we (i) completed the purchase of approximately $48.4 million aggregate principal amount outstanding of the 11% Senior Secured Notes pursuant to a tender offer (the “Tender Offer”) described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating and Investing Activities”, which amount included payment of related fees and expenses, (ii)

repurchased 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC at a repurchase price of $8.505 per share, or approximately $18.7 million in the aggregate, described in “Item 5 — Market Price of and Dividends on Our Common Equity and Related Stockholder Matters — Issuer Purchases of Equity Securities”, (iii) repurchased 1,605,995 shares of Class B Common Stock held by certain directors and officers of CSC at a repurchase price of $8.505 per share, or approximately $13.7 million in the aggregate, and (iv) used the remaining proceeds for general corporate purposes.
     Acquisition of American Sales, Inc.
     On April 3, 2006, we completed the acquisition of American Sales, Inc. (“ASI”) for a purchase price of $15.0 million, subject to certain purchase price adjustments. ASI is a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools. We plan to combine ASI’s strength in the college market with our national footprint to develop a national campus laundry solutions platform.
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
     Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below and in this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. We caution readers not to place undue reliance on such statements and undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report.
     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:
•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and cash dividend payments on our common stock pursuant to our dividend policy;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes and contractual and legal restrictions on the ability of our subsidiaries to make dividends and distributions to us;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.
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
     We have experienced net losses in each fiscal year since 2000 through 2006. We incurred net losses of approximately $24.6 million and $35.3 million for the fiscal year ended March 31, 2006 (“2006 Fiscal Year”) and for the fiscal year ended March 31, 2005 (“2005 Fiscal Year”), respectively. These losses resulted from a variety of costs including, but not limited to, non-cash charges such as depreciation and amortization of tangible and intangible assets and debt financing costs resulting from our growth strategy. However, even though we generated net income of approximately $0.2 million for the 2007 Fiscal Year, we may not generate net income from operations in the future. Continuing net losses limit our ability to service our debt and fund our operations.

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
     We must continue to make capital expenditures relating to our route business to maintain our operating base, including investments in equipment, advance location payments and laundry room improvements. Capital expenditures (net of proceeds from the sale of equipment and investments) in connection with maintaining and expanding our machine base for the 2007 Fiscal Year were approximately $69.6 million (excluding approximately $17.9 million relating to acquisition capital expenditures and payments of approximately $4.0 million relating to capital lease obligations) and for the 2006 Fiscal Year were approximately $69.3 million (excluding approximately $3.4 million relating to acquisitions and approximately $4.7 million relating to capital lease payments). We may have unanticipated capital expenditure requirements in the future. If we cannot obtain sufficient capital to meet such requirements from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.
     Reduced occupancy levels could adversely affect us.
     Extended periods of reduced occupancy at our locations can adversely affect our operations. In a period of occupancy decline, we could be faced with reductions in revenues and cash flow from operations in certain areas. In past periods of occupancy decline, we designed incentive programs that were successful in maintaining stable profit margins by offering owners and management companies financial incentives relating to increased occupancy levels in exchange for certain guaranteed minimum periodic payments. Although we are geographically diversified and our revenue is derived from a large customer base, we may not be able to maintain our revenue levels or cash flow from operations in periods of low occupancy.
     Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.
     Pursuant to our dividend policy, since the completion of the IPO, our board of directors has distributed to holders of our common stock substantially all of the cash generated by our business in excess of operating needs and amounts needed to service our indebtedness. If, as expected, we maintain our dividend policy and rate of cash dividend payments, we may not retain a sufficient amount of cash to finance growth opportunities that may arise or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
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
     Pursuant to recent amendments to the Energy Policy and Conservation Act, commercial clothes washers manufactured after January 1, 2007 are subject to certain federal energy and water efficiency standards. While we have been informed by certain manufacturers that washers not compliant with such standards will be able to be modified without a material increase in cost in order to meet such standards, there can be no assurance that any such affected washers in our installed base will be able to be modified without a material increase in cost or that the costs of purchasing compliant washers will not increase by a material amount.
     In addition, new federal standards could be enacted in the future which could result in a significant increase in our capital expenditures and consequently reduce our profit margins. If manufacturers are unable to make such modifications without material cost increases or at all, implementing machines compliant with such new laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such new standards. If we are unable to mitigate such increased capital through price increases, we may be unable to recover such costs and our cash flows from operations would be materially adversely affected.
     Any failure or inadequacy of our information technology infrastructure could harm our business.
     The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs are important to the continued operation of our businesses. To avoid technology obsolescence and enable future cost savings and customer service enhancements, we are continually updating our information technology infrastructure. In addition, we intend to add new features and functionality to our products, services and systems that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of related services and impaired quality. We may not be able to effectively upgrade and expand our systems, or add new systems, in a timely and cost effective manner and we may not be able to smoothly integrate any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business. In addition, any failure of our existing information technology infrastructure could result in significant additional costs to us.
     Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142 and the application of future accounting policies or interpretations of existing accounting policies.
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we perform an annual assessment on goodwill and other intangible assets for impairment and also test between annual tests if an event occurs or circumstances change that would more likely than not reduce then fair value of a reporting unit below it’s carrying amount. See Note 2 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Form 10-K.
     A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill under SFAS 142 and additional non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net loss. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of Statement of Financial Accounting Standards No. 144, Accounting for the Improvement and Disposal of Long-Lived Assets.
     Any acquisitions we make involve a degree of risk.
     We have in the past, and may in the future, engage in acquisitions to expand our presence in the route or other businesses. If any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition. We may also incur significant costs in connection with pursuing possible acquisitions, even if the acquisition is not ultimately consummated.
     Risks Relating to Our Securities
     We have substantial indebtedness which could restrict our ability to pay interest and principal on the 11% Senior Secured Notes and to pay dividends with respect to the shares of the Class A Common Stock and the shares of Class B Common Stock and could adversely affect our financing options and liquidity position.
     We have now, and will continue to have, a substantial amount of indebtedness. As of March 31, 2007, we had total indebtedness of approximately $657.3 million, and an additional $75.0 million (or $68.2 million after letters of credit) available for borrowing under the revolver portion of the Amended and Restated Credit Facility (as defined herein).
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
     Our dividend policy contemplates the payment of a quarterly cash dividend of approximately $0.20615 per share of Class A Common Stock and, subject to certain subordination provisions and other limitations, an annual dividend on shares of our Class B Common Stock. We expect to continue to pay quarterly dividends on our Class A Common Stock at the rate set forth in our current dividend policy. However, our board of directors may, in its discretion, amend or repeal our dividend policy. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Dividend payments are not required or guaranteed, and holders of our common stock do not have any legal right to receive or require the payment of dividends. Future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition and contractual restrictions, and our ability to generate cash from our operations, which in turn is dependent on our ability to attract and retain customers and our ability to service our debt obligations and capital expenditures requirements. See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends — Restrictions on Dividend Payments.” Other factors, including the pursuit of new business strategies or opportunities, increased regulatory compliance costs or lease renewal costs, changes in our competitive environment and changes in tax treatment of our debt, may also reduce cash available for dividends.
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
     In addition, any future issuances of Class A Common Stock, including but not limited to issuances pursuant to our existing benefit plans, will increase the number of outstanding Class A common stock shares and consequently make it more difficult for us to pay dividends on the Class A Common Stock at the dividend rate set forth in our dividend policy. In February 2006, 88,889 restricted shares of Class A Common Stock had been awarded to certain executive officers and directors and employees under our benefit plans. On November 3, 2006, 132,500 performance contingent and time-based vesting restricted shares of Class A Common Stock were awarded to certain executive officers and directors under our benefit plans. On March 6, 2007, 15,000 performance contingent and time-based vesting restricted shares of Class A Common Stock were awarded to certain employees under our benefit plans. See “Item 5 — Market Price of and Dividends on Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans.”
     The earliest that the subordination of payment of any cash dividends on the Class B Common Stock may terminate is the fiscal year ending March 31, 2008, and all shares of Class B Common Stock will then be equally entitled to cash dividend payments with all shares of Class A Common Stock, subject to the Class B Common Stock step up dividend right described below. Therefore, any cash set aside for dividends will thereafter be shared by the holders of the Class A Common Stock and Class B Common Stock on a pro rata basis. Since under these circumstances less cash will be available to the holders of Class A Common Stock, we may be forced to reduce cash dividends on the Class A Common Stock.
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
     Furthermore, the Amended and Restated Credit Facility, the Intercompany Note and the indenture governing the 11% Senior Secured Notes contain limitations on Coinmach’s ability to pay dividends. In addition, any financing arrangements we may enter into in the future, may contain further limitations on payment of dividends. You may not receive the level of dividends provided for in our dividend policy or any dividends at all.
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
     Restrictions on Coinmach’s ability to pay dividends contained in the indenture governing the Amended and Restated Credit Facility are different, and in certain cases more restrictive, than the restrictions on our ability to pay dividends contained in the indenture governing the 11% Senior Secured Notes. Therefore, circumstances may arise where, although we would be permitted to pay dividends under the indenture governing the 11% Senior Secured Notes, Coinmach would be unable to provide us with the cash to actually pay such dividends as well as interest on the 11% Senior Secured Notes. We cannot give assurance that the operating results of our subsidiaries will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay any amounts due under the 11% Senior Secured Notes or the amounts intended under our dividend policy.
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
     In addition, the Amended and Restated Credit Facility and the Intercompany Note contain, and the terms of any other indebtedness that we or our subsidiaries may enter into (including any future financing arrangements) may contain, other and more restrictive covenants that limit our and our subsidiaries’ ability to incur indebtedness, and make capital expenditures and limit our subsidiaries’ ability to make distributions or pay dividends to us. These covenants may also require us and/or our subsidiaries to meet or maintain specified financial ratios and tests. Our ability to comply with the ratios and tests under these covenants may be affected by events beyond our control, including prevailing economic, financial, regulatory or industry conditions. A breach of any of such covenants, ratios or tests could result in a default under such indebtedness. The Amended and Restated Credit Facility (and the Intercompany Note) prohibit Coinmach and its subsidiaries (including AWA, as a guarantor under such credit facility), from making certain distributions in respect of its capital stock while a default or an event of default is outstanding thereunder. If we were unable to repay those amounts, the lenders under the Amended and Restated Credit Facility or holders of the 11% Senior Secured Notes, as applicable, could proceed against the security granted to them to secure that indebtedness. If the lenders or holders of the 11% Senior Secured Notes accelerated the payment of their indebtedness, our assets may not be sufficient to repay in full our indebtedness, which could prevent you from recovering some or all of your investment in the Class A Common Stock.
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
     As of March 31, 2007, Holdings was in control of approximately 62% of our voting power and therefore exerts substantial control over our business and over matters submitted to our stockholders for approval. Such voting control could have the effect of delaying, deferring or preventing a change in control, merger or tender offer of us, which would deprive our security holders of an opportunity to receive a premium for our securities and may negatively affect the market price of such securities. Moreover, Holdings could effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of the other holders of our securities.
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

     From time to time our employees may be granted equity-based performance incentives pursuant to our existing benefit plans, which might include the issuance of new shares of Class A Common Stock or IDSs. New issuances of Class A Common Stock or IDSs under such plans would have a dilutive effect on our earnings per share, and could reduce the fair market value of IDSs or Class A Common Stock. On February 15, 2006, 88,889 restricted shares of Class A Common Stock had been awarded to certain executive officers and directors and employees under our benefit plans. On November 3, 2006, 132,500 performance contingent and time-based vesting restricted shares of Class A Common Stock were awarded to certain executive officers and directors under our benefit plans. On March 6, 2007, 15,000 performance contingent and time-based vesting restricted shares of Class A Common Stock were awarded to certain employees under our benefit plans. See “Item 5 — Market Price of and Dividends on our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans.”
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
Item 1B. UNRESOLVED STAFF COMMENTS
     We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 Fiscal Year that remained unresolved.
Item 2. PROPERTIES
     As of March 31, 2007, we leased 62 offices throughout our operating regions ranging in square footage between 500 and 33,000 serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of our leased properties service our core route operations.
     We presently maintain our headquarters in Plainview, New York, leasing approximately 11,600 square feet pursuant to a ten-year lease scheduled to terminate September 30, 2011. Our Plainview facility is used for general corporate and administrative purposes.

     We also maintain a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five-year lease scheduled to terminate October 31, 2011.
     In addition, we maintain a national call center in Irving, Texas, leasing approximately 20,000 square feet pursuant to a ten-year lease scheduled to terminate April 30, 2016.
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
Market Information and Holders
     Income Deposit Securities
     Our IDSs are listed on the American Stock Exchange under the trading symbol “DRY.” The following table sets forth for the periods indicated the high and low sales prices for the IDSs reported on the American Stock Exchange and the cash distribution per unit of our IDS:

Fiscal Quarter Ended	High	Low	IDS Distribution
Fiscal Year ended March 31, 2006:
June 30, 2005	$13.56	$12.70	$0.375
September 30, 2005	$13.99	$13.14	$0.375
December 31, 2005	$15.85	$13.72	$0.375
March 31, 2006	$17.00	$14.75	$0.375

Fiscal Year ended March 31, 2007:
June 30, 2006	$17.45	$16.12	$0.375
September 30, 2006	$18.20	$16.55	$0.375
December 31, 2006	$18.90	$16.61	$0.375
March 31, 2007	$19.50	$18.09	$0.375
     As of June 1, 2007, Cede & Co. (nominee of DTC) holds our outstanding IDSs on behalf of several participants in the DTC system, which in turn hold on behalf of beneficial owners.
Class A Common Stock
     Shares of Class A Common Stock are listed on the American Stock Exchange under the trading symbol “DRA.” The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock reported on the American Stock Exchange and the cash dividends per share of our Class A Common Stock:

Fiscal Quarter Ended	High	Low	Cash Dividends
March 31, 2006	$10.45	$9.00	$0.20615

Fiscal Year ended March 31, 2007:
June 30, 2006	$10.55	$8.97	$0.20615
September 30, 2006	$10.27	$9.50	$0.20615
December 31, 2006	$12.15	$9.70	$0.20615
March 31, 2007	$12.00	$10.02	$0.20615
     As of June 1, 2007, Cede & Co. (nominee of DTC) holds our outstanding shares of Class A Common Stock on behalf of several participants in the DTC system, which in turn hold on behalf of beneficial owners, except for certain of our Class A shares granted pursuant to the Coinmach Service Corp. 2004 Long Term Incentive Plan (the “2004 LTIP”), which are held directly by 32 owners of record.
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
     On February 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on March 1, 2007 to holders of record as of the close of business on February 26, 2007. On May 9, 2007, our board of directors declared a quarterly cash dividend of $0.20615 per share on the Class A Common Stock, and a cash dividend of $0.42782 per share on the Class B Common Stock for the fiscal year ended March 31, 2007, in each case payable to holders of record on May 25, 2007, which was paid on June 1, 2007.

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
     We paid on June 1, 2007 cash dividends on each share of Class B Common Stock for the fiscal year ending March 31, 2007 equal to the cash dividends paid contemporaneously on each share of Class A Common Stock for such fiscal year up to an aggregate amount not exceeding $10.0 million, as set forth in our dividend policy.
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
     Capital expenditures related to the maintenance of our operations are intended to sustain the current service capacity and efficiency of our operations and primarily consist of machine expenditures (including machine replacements), advance location payments and laundry room improvements. Our customer contracts typically mature each year at a consistent rate. Therefore, our capital expenditures for maintenance of our machine base have generally been predictable and recurring in nature and without significant fluctuation. On an annual basis, we do not expect capital expenditure requirements to vary significantly.
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
     If the IRS were successfully to challenge our position that the 11% Senior Secured Notes are debt for U.S. federal income tax purposes, the cumulative interest expense associated with the 11% Senior Secured Notes would no longer be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. Any disallowance of our ability to deduct interest expense could reduce our after-tax cash flow and materially adversely affect our ability to make cash dividend payments on our common stock. Based on our anticipated level of cash requirements, including capital expenditures, scheduled interest payments and existing contractual obligations, we estimate that for the fiscal year ended March 31, 2008 cash flow from operations, along with available cash and cash equivalents and borrowing capacity under the Amended and Restated Credit Facility, will be sufficient to fund our operating needs and also to make our intended dividend payments even if the interest expense deduction is disallowed. However, if in the future we cannot generate sufficient cash flow to meet our needs, we may be required to reduce or eliminate dividends on our common stock. See “Item 1 — Business — Risk Factors — Risks Relating To Our Securities — We will not be able to deduct interest on the 11% Senior Secured Notes if the 11% Senior Secured Notes are not respected as debt for U.S. federal income tax purposes” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies: Use of Estimates — Accounting Treatment for IDSs.” As of March 31, 2007, we had approximately $148.0 million in net operating loss carryforwards. Such net operating loss carryforwards expire between the fiscal years ending March 31, 2008 and March 31, 2026. Application of such net operating losses in determining our taxable net income is subject to annual limitations regarding changes in ownership that are contained in the Internal Revenue Code.
     We may not generate sufficient EBITDA to enable us to pay dividends on our common stock. If our EBITDA is not sufficient, we may be required to do one or more of the following in order to enable us to pay dividends on our common stock: (i) reduce our capital expenditures, (ii) fund capital expenditures or other costs and expenses with borrowings under the Amended and Restated Credit Facility, (iii) evaluate other funding alternatives, such as capital markets transactions, refinancing or restructuring our consolidated indebtedness, asset sales, or financing from third parties, or (iv) seek an amendment, waiver or other modification from requisite lenders under the Amended and Restated Credit Facility, in each case to the extent Coinmach failed to satisfy the applicable restrictions contained in the Amended and Restated Credit Facility and was limited from making dividends or distribution to us. Additional sources of funds may not be available on commercially reasonable terms or at all or may not be permitted pursuant to the terms of our existing indebtedness. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our future liquidity, our ability to adapt to changes in our industry and our ability to expand our business. In addition to any of the foregoing options that may be available to us, our board of directors may at any time and in its absolute discretion reduce the level of dividends provided for in our dividend policy or eliminate such dividends entirely.
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

Securities Authorized for Issuance under Equity Compensation Plans
     In connection with the IDS Transactions, we adopted the 2004 LTIP. As of March 31, 2007, the following equity securities were issued under our 2004 LTIP:

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to Be Issued Upon	Exercise Price of	Future Issuance Under Equity
Plan Category	Exercise of Rights	Outstanding Rights	Compensation Plans
Equity compensation plans approved by stockholders	235,278 (1)	$9.67 (2)	2,601,451 (3)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	235,278	$9.67	2,601,451

(1)	Represents shares of Class A Common Stock awarded under the 2004 LTIP as of March 31, 2007.

(2)	Represents the weighted average price of the closing price per share of Class A Common Stock as quoted on AMEX on the date of grant of all shares of Class A Common Stock awarded under the 2004 LTIP.

(3)	As of March 31, 2007, our board of directors authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP. The maximum number of shares of Class A Common Stock available for awards under the 2004 LTIP is 6,583,796 shares (equal to 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IPO).
     On January 4, 2006, the compensation committee of our board of directors awarded restricted shares of Class A Common Stock to certain executive officers and recommended to the board of directors the award of restricted shares of Class A Common Stock to certain board members (the “2006 Restricted Stock Awards”), which recommendation was approved by the board of directors on January 26, 2006.
     The following awards were granted in February 2006: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate); (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate); and (iii) with respect to a non-independent director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 22,222 shares) were designated for an employee pool and (with the exception of 556 shares) were awarded to employees other than executive officers by our chief executive officer.
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
     On November 3, 2006, the compensation committee of our board of directors awarded performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of November 3, 2006 as follows: (i) an aggregate of 100,000 shares to certain executive officers; (ii) an aggregate of 7,500 shares to our three independent directors; and (iii) 25,000 shares to one of our non-independent directors (collectively, the “2007 Restricted Stock Awards”).

     On March 6, 2007, approximately $158,000 worth of restricted stock of Class A Common Stock (or 15,000 shares) were awarded by our Chief Executive Officer from the employee pool to certain employees which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of March 6, 2007 (collectively, “the March 2007 Restricted Stock Awards”).
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to our executive officers and the March 2007 Restricted Stock Awards consisted of time-based shares (the “Time Vesting Shares”) as well as performance-based shares (the “Performance Vesting Shares”). Pursuant to the award agreements for the executive officers and the recipients of the March 2007 Restricted Stock Awards, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are Performance Vesting Shares. The 2007 Restricted Stock Award to our non-independent director consisted solely of Time Vesting Shares.
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
     The fair value of the Time Vesting Shares issued as part of the 2007 Restricted Stock Award of $10.00 per share and issued as part of the March 2007 Restricted Stock Awards of $10.55 will be recorded as compensation expense over the vesting periods. In addition, since the Performance Vesting Shares vest upon the attainment of certain performance criteria, the Company will record compensation expense only for those Performance Vesting Shares of which the attainment of applicable performance conditions is probable.
Issuer Purchases of Equity Securities
     The following table summarizes information about certain shares of Class A Common Stock we repurchased during the fourth quarter of the 2007 Fiscal Year.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1, 2007 to January 31, 2007	222	$10.45	N/A	N/A
February 1, 2007 to February 28, 2007	—	—	N/A	N/A
March 1, 2007 to March 31, 2007	—	—	N/A	N/A

Total	222	$10.45	N/A	N/A

Item 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
(In thousands of dollars, except ratios and per share data)
     The following tables present our selected consolidated historical financial data, as of the dates indicated. We derived certain of the historical data as of and for the 2007 Fiscal Year, 2006 Fiscal Year, 2005 Fiscal Year, the fiscal years ended March 31, 2004 (“2004 Fiscal Year”), and March 31, 2003 (“2003 Fiscal Year”), from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated historical financial statements and the related notes thereto and with the information presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
Operations Data:
Revenues	$555,298	$543,485	$538,604	$531,088	$535,179
Operating income	58,092	51,118	49,641	47,112	55,348
Transaction costs (1)	(845)	(31,486)	(17,389)	—	—
Net income (loss) (2)	153	(24,582)	(35,325)	(31,331)	(3,200)
Basic and diluted net income (loss) attributable to common stockholders per Class A Common Share (3)	0.13	(0.11)	(1.13)	—	—
Basic and diluted net loss attributable to common stockholders per Class B Common Share (3)	(0.16)	(0.93)	(1.18)	(1.25)	(0.96)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$39,030	$62,008	$57,271	$31,620	$27,428
Property and equipment, net	239,740	252,398	264,264	283,688	286,686
Contract rights, net	294,800	296,912	309,698	323,152	335,327
Advance location payments	64,371	67,242	72,222	73,253	70,911
Goodwill	208,590	206,196	204,780	204,780	203,860
Total assets	883,843	922,466	956,676	959,508	976,163
Total long-term debt	657,295	664,253	708,391	717,631	718,112
Preferred stock	—	—	—	265,914	241,200
Stockholders’ equity (deficit)	100,726	138,666	109,215	(169,619)	(138,460)
Financial Information and Other Data:
Cash flow provided by operating activities	$113,655	$96,138	$104,998	$97,052	$103,900
Cash flow used in investing activities	(87,561)	(72,728)	(70,927)	(88,449)	(81,330)
Cash flow used in financing activities	(49,072)	(18,673)	(8,420)	(4,411)	(22,962)
EBITDA (4)(5)	166,479	128,525	142,692	155,689	159,526
EBITDA margin (6)	30.0%	23.6%	26.5%	29.3%	29.8%
EBITDA without transaction costs (7)	$167,324	$160,011	$160,081	$155,689	$159,526

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
Operating margin (8)	10.5%	9.4%	9.2%	8.9%	10.3%
Capital expenditures (9):
Capital expenditures	$71,253	$72,176	$71,495	$86,732	$86,685
Acquisition capital expenditures	17,914	3,436	628	3,615	1,976

(1)	Transaction costs in the 2007 Fiscal Year consist of the following costs incurred in connection with the redemption of debt: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

Transaction costs in the 2006 Fiscal Year consist of the following costs incurred in connection with the redemption of debt and the refinancing of the Coinmach credit facility (as defined below): (i) approximately $14.6 million of redemption premium on the 9% senior notes due 2010 of Coinmach (the “9% Senior Notes”) redeemed; (ii) write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Amended and Restated Credit Facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million; (iii) costs and expenses related to the retirement of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million; (iv) special bonuses of approximately $0.5 million related to the Tender Offer; and (v) approximately $0.4 million of non-recurring transaction fees and expenses.

Transaction costs in the 2005 Fiscal Year consist of the following costs incurred in connection with the IDS Transactions: (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed; (b) write-off of deferred financing costs related to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million; (c) expenses related to the refinancing of the Coinmach credit facility aggregating approximately $1.8 million; and (d) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

(2)	For the 2005 Fiscal Year and for the 2004 Fiscal Year, net loss includes approximately $18.2 million and $24.7 million, respectively of preferred stock dividend recorded as interest expense. As required by SFAS No. 150, accrued and unpaid dividends prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Preferred stock dividends for the 2003 Fiscal Year were approximately $20.8 million.

(3)	Net income (loss) attributable to common stockholders per share of Class A Common Stock and Class B Common Stock for the 2007, 2006 and 2005 Fiscal Years was calculated by dividing the net income (loss) attributable to Class A Common Stock and Class B Common Stock by the respective weighted average number of shares outstanding. For these periods, the calculation of net loss attributable to common stockholders per share of Class B Common Stock assumed that 24,980,445 shares of Class B Common Stock were outstanding. For the 2004 and 2003 Fiscal Years, there was no Class A Common Stock outstanding.

(4)	EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in our financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles (“GAAP”)) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following tables reconcile our net income (loss) and cash flow provided by operating activities to EBITDA for each period presented (in thousands).

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
Net income (loss)	$153	$(24,582)	$(35,325)	$(31,331)	$(3,200)
Provision (benefit) for income taxes	2,080	(15,885)	(10,166)	(3,648)	381
Interest expense	55,014	60,099	58,572	57,377	58,167
Interest expense — non cash preferred stock dividends	—	—	18,230	24,714	—
Interest expense — escrow interest	—	—	941	—	—
Depreciation and amortization	109,232	108,893	110,440	108,577	104,178

EBITDA	$166,479	$128,525	$142,692	$155,689	$159,526

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
Cash flow provided by operating activities	$113,655	$96,138	$104,998	$97,052	$103,900
Interest expense	55,014	60,099	58,572	57,377	58,167
Interest expense-escrow interest	—	—	941	—	—
Gain on sale of investment and equipment	469	327	557	1,232	3,532
Loss on redemption of 9% Senior Notes	—	(19,082)	(14,770)	—	—
Loss on redemption of 11% Senior Secured Notes	(831)	(8,221)	—	—	—
Loss on repayment of the Credit Facility	—	(1,699)	—	—	—
Stock based compensation	(253)	(210)	(74)	(176)	(338)
Change in operating assets and liabilities	(1,851)	2,678	(5,206)	2,513	(3,693)
Deferred taxes	(1,012)	16,285	10,166	3,753	16
Amortization of debt discount and deferred issue costs	(792)	(1,905)	(2,326)	(2,414)	(2,439)
Provision (benefit) for income taxes	2,080	(15,885)	(10,166)	(3,648)	381

EBITDA	$166,479	$128,525	$142,692	$155,689	$159,526

(5)	The computation of EBITDA for the 2007 Fiscal Year has not been adjusted to exclude transaction costs aggregating approximately $0.8 million consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude transaction costs aggregating approximately $31.5 million consisting of: (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes; (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million;

(iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million; (iv) special bonuses of approximately $0.5 million related to the Tender Offer; and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing.

The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to exclude transaction costs aggregating approximately $17.4 million in connection with the IDS Transactions consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) write-off of deferred financing costs related to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses related to the Coinmach credit facility amendment aggregating approximately $1.8 million, and (d) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

(6)	EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with U.S. generally accepted accounting principles.

(7)	EBITDA without transaction costs, with respect to the 2007, 2006 and 2005 Fiscal Years, represents EBITDA (earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization) plus certain transactions costs described in footnote (1) above. Since management believes that substantially all of these costs for such periods are comparable to interest expense, these costs have been deducted from EBITDA to provide a more useful representation of EBITDA for such periods. For a reconciliation of EBITDA to net income (loss) and cash flow provided by operating activities for such periods, see footnote (4) above.

(8)	Operating margin represents operating income as a percentage of revenues.

(9)	Capital expenditures represent amounts expended for property, equipment and leasehold improvements, as well as for advance location payments to location owners. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators.

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
Introduction
     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. Prior to the 2007 Fiscal Year we had experienced net losses in each fiscal year. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to continue to incur net losses.
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
     In addition to our route business, we also operate an equipment rental business through AWA. AWA leases laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.
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
     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at March 31, 2007 was approximately $3.4 million.
     Income Taxes
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the potential effects of FIN No. 48 on our consolidated financial statements and is not yet in a position to determine what, if any, effects FIN No. 48 will have on our consolidated financial statements.
     Impairment of Goodwill and Other Long-Lived Assets
     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2007 was approximately $197.2 million, $8.5 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2007 was performed and it was determined that no impairment exists.
     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that approximately 90% of our contracts are long-term whereby the average term is approximately 8.0 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in approximately 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 4% annually of our machine base. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The useful lives being used to amortize contract rights ranges from approximately 30 to 35 years.
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
     We assess the recoverability of location contract rights and long-lived assets on a region-by-region basis. We evaluate the financial performance/cash flows for each region. This evaluation includes analytically comparing the financial results/cash flows and certain statistical performance measures for each region to prior period/year actuals and budgeted amounts. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases and the regions general economic conditions. In addition, each year we lose a certain amount of our existing machine base, which essentially equates to loss of contract rights. Such loss has historically averaged approximately 4% annually. The accelerated amortization of contract rights is designed to capture and expense this shrinking machine base. An increase in the historical loss rate would also be a strong indicator of possible impairment of location contract rights and long-lived assets. If based on our initial evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, we reevaluate the carrying value of contract rights and long-lived assets based on future undiscounted cash flows attributed to that region and record an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, we believe that there have not been any indicators of impairment of location contract rights or long-lived assets.
     Share Based Compensation
     We adopted SFAS No. 123R as of January 1, 2006 as discussed in Note 14 of our consolidated financial statements. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on fair value of the share-based payment on the date of grant.
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
     Software
     We have developed software to be utilized internally by our customer service representatives. Expenditures related to such qualifying computer software costs incurred during the application development stage, have been capitalized by us since the activities performed during this stage will create probable future economic benefits. In order for computer software costs to be considered internal-use software, the costs must have the following characteristics: (i) the software must be internally developed, acquired, or modified solely to meet our internal needs and (ii) no plan exists or is being developed to market the software externally during the development or modification of the software. Once we determined that such expenditures were available for actual application, these expenditures were expensed as incurred, similar to maintenance.
     Accounting Treatment for IDSs
     A portion of the aggregate IDSs outstanding represents 11% Senior Secured Notes recorded as long-term debt. We have concluded that it is appropriate to annually deduct interest expense on the 11% Senior Secured Notes from taxable income for U.S. federal and state and local income tax purposes. There can be no assurances that the IRS will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the 11% Senior Secured Notes should be treated as equity rather than debt for U.S. federal and state and local income tax purposes. If the 11% Senior Secured Notes would be required to be treated as equity for income tax purposes, the cumulative interest expense totaling approximately $26.0 million, through March 31, 2007, would not be deductible from taxable income, and we would be required to recognize additional tax expense and establish a related income tax liability. The additional tax due to federal, state and local authorities would be based on our taxable income or loss for each of the respective years that we take the interest expense deduction. We have not and do not currently intend to record a liability for a potential disallowance of this interest expense deduction.
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
Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning April 1, 2009. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
     On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. We will adopt FAS 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the potential effects of FIN No. 48 on the consolidated financial statements and is not yet in a position to determine what, if any, effects FIN No. 48 will have on the consolidated financial statements.
Results of Operations
     The following table sets forth for the periods indicated selected statement of operations data and EBITDA, as percentages of revenue:

	Year Ended March 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Laundry operating expenses	67.5	68.3	68.3
General and administrative expenses	2.3	2.3	1.8
Depreciation and amortization	13.4	13.9	14.2
Amortization of advance location payments	3.7	3.5	3.6
Amortization of intangibles	2.6	2.6	2.7
Other items, net	—	—	0.2
Operating income	10.5	9.4	9.2
Interest expense	9.9	11.1	10.9
Interest expense – non cash preferred stock dividends	—	—	3.4
Interest expense – escrow interest	—	—	0.2
Transaction costs	0.2	5.8	3.2
Net income (loss) (1)	—	(4.5)	(6.6)
EBITDA margin	30.0	23.6	26.5

(1)	For the 2005 Fiscal Year, net loss included approximately $18.2 million of preferred stock dividend recorded as interest expense.
     We have experienced net losses in each fiscal year since March 31, 2000 through March 31, 2006. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. However, even though we generated net income of approximately $0.2 million for the 2007 Fiscal Year, we may not generate net income from operations in the future. Continuing net losses limit our ability to service our debt and fund our operations.
     The continued incurrence of significant depreciation and amortization expenses may cause us to incur a net loss.
     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote (4) of the table contained under “Item 6 — Selected Financial Data — Selected Historical Financial Data” for a

reconciliation of net income (loss) and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.
     EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative to measurements determined in accordance with U.S. generally accepted accounting principles.

     Fiscal Year Ended March 31, 2007 Compared to the Fiscal Year Ended March 31, 2006
     The following table sets forth our revenues for the years indicated (in millions of dollars):

	Year Ended March 31,
	2007	2006	Change
Route	$492.1	$481.7	$10.4
Rental	38.4	36.1	2.3
Distribution	24.8	25.7	(0.9)

	$555.3	$543.5	$11.8

     Revenue increased by approximately $11.8 million or approximately 2% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year.
     Route revenue for the 2007 Fiscal Year increased by approximately $10.4 million or 2% from the 2006 Fiscal Year. The increase was primarily due to an improvement in same store sales driven by the Company’s pricing strategies and the general recovery in occupancy rates throughout our operating regions, as well as additional revenue generated from the ASI acquisition. On April 3, 2006, we completed the acquisition of substantially all of the assets of ASI for a purchase price of $15.0 million, subject to the outcome of certain purchase price adjustments. ASI was a leading laundry service provider to colleges and universities in the mid-west, with 40 years of experience and more than 45 partner schools.
     Rental revenue for the 2007 Fiscal Year increased by approximately $2.3 million or 6% over the 2006 Fiscal Year. This increase was the result of our internal growth of machine base in existing areas of operations during the current and prior years, an increase in average revenue per machine, as well as the result of several “tuck-in” acquisitions during the current and prior years.
     Distribution revenue for the 2007 Fiscal Year decreased by approximately $0.9 million or 3% from the 2006 Fiscal Year. The decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $4.5 million or 1% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year. This increase in laundry operating expenses was due primarily to (i) an increase in commissions paid of $4.3 million, due to an increase in route revenue, (ii) various laundry operating expenses incurred as a result of the ASI acquisition in the route business of approximately $2.1 million, (iii) an increase in salaries of approximately $1.5 million and (iv) other miscellaneous operating costs and expenses that are not material individually, or in the aggregate. This increase in laundry operating expenses was offset primarily by (i) a decrease in taxes of approximately $2.1 million relating to miscellaneous tax items, consisting primarily of state franchise taxes recorded in March 31, 2006, (ii) decreased cost of sales of approximately $1.7 million due to decreased equipment sales in the distribution business and (iii) a decrease in fuel and utility costs of approximately $0.5 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 67.5% for the 2007 Fiscal Year as compared to 68.3% for the 2006 Fiscal Year.
     General and administrative expenses increased by approximately $0.3 million or 3% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year. The increase in general and administrative expenses was primarily due to an increase in employee benefit costs, professional fees, accounting and legal fees and stock compensation expenses related to the issuance of restricted stock awards by us, as well as miscellaneous costs and additional expenses associated with being a public company, partially offset by a decrease in expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expenses were approximately 2.3% for both the 2007 Fiscal Year and the 2006 Fiscal Year.
     We adopted SFAS 123R as of January 1, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of the share-based payment at the date of grant. For share-based payments relating to the Time Vesting Shares granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, is recognized in the Consolidated Statements of Operations from the date of grant. For share-based payments relating to the Performance Vesting Shares granted subsequent to January 1, 2006, compensation expense will be recorded to the Consolidated Statements of Operations only for those shares of which the attainment of the applicable performance conditions is probable, based on their fair value on the date of grant. For the 2007 Fiscal Year and the 2006 Fiscal Year, we recognized approximately $0.3 million and $0.2 million, respectively, to compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 14 to our consolidated financial statements.
     Depreciation and amortization expense decreased by approximately $1.2 million or 2% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.
     Amortization of advance location payments increased by approximately $1.3 million or 7% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year. The increase was primarily due to the timing of leases signed or renewed, as such related advance location payments are capitalized and amortized over the life of the applicable leases.
     Amortization of intangibles increased by approximately $0.3 million or 2% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year. The increase was primarily the result of additional amortization expense relating to the current year acquisitions.
     Other items, net, for the 2006 Fiscal Year of approximately $0.3 million was primarily due to a write-down of the asset value of approximately $0.2 million, relating to the sale of one of the laundromats in October 2005.
     Operating income margin was approximately 10.5% for the 2007 Fiscal Year, as compared to approximately 9.4% for the 2006 Fiscal Year. The increase in operating income margin was primarily due to an increase in revenue partially offset by an increase in laundry operating expenses.
     Transaction costs for the 2007 Fiscal Year of approximately $0.8 million consisted of (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     Transaction costs for the 2006 Fiscal Year of approximately $31.5 million consisted of (i) approximately $14.6 million of redemption premium on the 9% Senior Notes redeemed, (ii) write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the retirement of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer and (v) approximately $0.4 million of non-recurring transaction fees and expenses.
     Interest expense decreased by approximately $5.1 million or 9% for the 2007 Fiscal Year, as compared to the 2006 Fiscal Year. The decrease in interest expense was due primarily to the redemption of the 9% Senior Notes in February 2006, which were financed with additional borrowings under our credit facility at a lower rate and the redemption of a portion of the 11% Senior Secured Notes in February 2006. This decrease was partially offset by additional interest expense due to an increase in variable interest rates on such credit facility.
     The provision for income taxes for the 2007 Fiscal Year was approximately $2.1 million as compared to a benefit for income taxes of approximately $15.9 million for the 2006 Fiscal Year. The effective tax rate for the 2007 Fiscal Year was approximately 93% as compared to approximately 39% for the 2006 Fiscal Year. The changes for the year are primarily due to changes in the state of Texas franchise tax statute pursuant to the Texas Franchise Tax Reform Bill (HB 3) which is effective for the 2007 Fiscal Year and other permanent items.

     Net income was approximately $0.2 million for the 2007 Fiscal Year, as compared to net loss of approximately $24.6 million for the 2006 Fiscal Year. This change was primarily due to increased revenue, decreased transaction costs, and a decrease in interest expense, partially offset by increased laundry operating expenses and income taxes. We have experienced net losses in each fiscal year since March 31, 2000 through March 31, 2006. Such net losses were attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.
     The following table sets forth our EBITDA for each of the route, distribution and rental businesses for the years indicated (in millions of dollars):

	Year Ended March 31,
	2007	2006	Change
Route	$161.0	$156.7	$4.3
Rental	17.3	15.4	1.9
Distribution	1.8	0.7	1.1
Other items, net	—	(0.3)	0.3
Corporate expenses	(12.8)	(12.5)	(0.3)
Transaction costs	(0.8)	(31.5)	30.7

Total EBITDA (1)	$166.5	$128.5	$38.0

(1)	The computation of EBITDA for the 2007 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $0.8 million consisting of (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $31.5 million consisting of (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer, and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing.
     EBITDA was approximately $166.5 million for the 2007 Fiscal Year, as compared to approximately $128.5 million for the 2006 Fiscal Year. EBITDA margins increased to approximately 30.0% for the 2007 Fiscal Year, as compared to approximately 23.6% for the 2006 Fiscal Year. The increase in EBITDA and EBITDA margin is primarily attributable to (i) certain transaction costs of approximately $31.5 million relating to the redemption of debt and the refinancing of the Coinmach credit facility recorded in the 2006 Fiscal Year which did not recur in the 2007 Fiscal Year, and (ii) the increase in revenue offset partially by an increase in laundry operating expense. See footnote 4 of the table contained under “Item 6 — Selected Financial Data” for a reconciliation of net income (loss) and cash flow provided by operating activities to EBITDA for the years indicated in the table immediately above.

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
     We adopted SFAS 123R as of January 1, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of the share-based payment at the date of grant. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, will be recognized in the Consolidated

Statements of Operations from the date of grant. For the 2006 Fiscal Year we recognized approximately $0.2 million to compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 14 to our consolidated financial statements.
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
     Transaction costs for the 2006 Fiscal Year of approximately $31.5 million consisted of (i) approximately $14.6 million of redemption premium on the 9% Senior Notes redeemed, (ii) write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the retirement of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer and (v) approximately $0.4 million of non-recurring transaction fees and expenses.
     Transaction costs for the 2005 Fiscal Year of approximately $17.4 million consisted of (1) approximately $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) write-off of deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses related to the Coinmach credit facility amendment aggregating approximately $1.8 million, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.
     Interest expense increased by approximately $1.5 million or 3% for the 2006 Fiscal Year, as compared to the 2005 Fiscal Year. In the Class A Offering, we completed the purchase of approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer. Additionally, on December 19, 2005, Coinmach entered into the Amended and Restated Credit Facility comprised of a $570.0 million term loan facility, of which $230.0 million was borrowed by Coinmach on December 19, 2005 to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under its senior secured credit facility and pay related expenses (the “Credit Facility Refinancing”). On February 1, 2006, Coinmach used $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and expenses. In addition, the increase in interest expense was due to an increase in variable interest rates payable under the Amended and Restated Credit Facility resulting from a market increase in interest rates.
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
     Net loss was approximately $24.6 million for the 2006 Fiscal Year, as compared to net loss of approximately $35.3 million for the 2005 Fiscal Year. The decrease in net loss was primarily the result of the non cash interest expense on the preferred stock recorded in the prior year, offset by the transaction costs relating to the redemption of debt and the refinancing of the Coinmach credit facility in the 2006 Fiscal Year that were greater than the transaction costs relating to the IDS Transactions in the prior year, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.
     The following table sets forth our EBITDA for each of the route, distribution and rental businesses for the years indicated (in millions of dollars):

	Year Ended March 31,
	2006	2005	Change
Route	$156.7	$155.4	$1.3
Rental	15.4	13.8	1.6
Distribution	0.7	1.4	(0.7)
Other items, net	(0.3)	(0.8)	0.5
Corporate expenses	(12.5)	(9.7)	(2.8)
Transaction costs	(31.5)	(17.4)	(14.1)

Total EBITDA (1)	$128.5	$142.7	$(14.2)

(1)	The computation of EBITDA for the 2006 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $31.5 million consisting of (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of deferred financing costs related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $9.6 million, (iii) costs and expenses related to the redemption of the 9% Senior Notes, the refinancing of the Coinmach credit facility and the repurchase of a portion of the 11% Senior Secured Notes pursuant to the Tender Offer aggregating approximately $6.4 million, (iv) special bonuses of approximately $0.5 million related to the Tender Offer, and (v) approximately $0.4 million of non-recurring transaction fees and expenses relating to the foregoing. The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to exclude costs related to the IDS Transactions aggregating approximately $17.4 million consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) write-off of deferred financing costs related to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (c) expenses related to the Coinmach credit facility amendment aggregating approximately $1.8 million and (d) special bonuses aggregating approximately $0.8 million.

     EBITDA was approximately $128.5 million for the 2006 Fiscal Year, as compared to approximately $142.7 million for the 2005 Fiscal Year. EBITDA margins declined to approximately 23.6% for the 2006 Fiscal Year, as compared to approximately 26.5% for the 2005 Fiscal Year. The decrease in EBITDA and EBITDA margin is primarily attributable to certain transaction costs of approximately $31.5 million relating to the redemption of debt and the refinancing of the Coinmach credit facility in the 2006 Fiscal Year, offset partially by certain transaction costs of approximately $17.4 million related to the IDS Transactions in the 2005 Fiscal Year. See footnote 4 of the table contained under “Item 6 — Selected Financial Data” for a reconciliation of net income (loss) and cash flow provided by operating activities to EBITDA for the years indicated in the table immediately above.
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
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the intercompany note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Amended and Restated Credit Facility. As of March 31, 2007, we had cash and cash equivalents of approximately $39.0 million and available borrowings under the revolver portion of the Amended and Restated Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2007 were approximately $6.8 million.
     Our stockholders’ equity was approximately $100.7 million as of March 31, 2007.
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
     Dividend Policy
     Our dividend policy contemplates the payment of a quarterly cash dividend of approximately $0.20615 per share of Class A Common Stock and, subject to certain subordination provisions and other limitations, an annual dividend on shares of our Class B Common Stock. Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed our available cash to them instead of retaining it in our business. Pursuant to this policy, we expect that cash generated by us in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets would generally be available for distribution as regular cash dividends.
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
     On February 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on March 1, 2007 to holders of record as of the close of business on February 26, 2007.
     On May 9, 2007, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), and a cash dividend of $0.42781 per share of Class B Common Stock (or $10.0 million in the aggregate) for the fiscal year ended March 31, 2007, which was paid on June 1, 2007 to holders of record as of the close of business on May 25, 2007.
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
     As of March 31, 2007, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.

     Interest on the 11% Senior Secured Notes is payable quarterly, in arrears, on each March 1, June 1, September 1 and December 1 to the holders of record at the close of business on the February 25, May 25, August 25 and November 25, respectively, immediately preceding the applicable interest payment date.
     The 11% Senior Secured Notes are secured by a first-priority perfected lien, subject to certain permitted liens, on substantially all of our existing and future assets, including the common stock of AWA, the capital stock of CLC, the Intercompany Note and the related guaranty. The 11% Senior Secured Notes are guaranteed on a senior secured basis by CLC. If we were to consummate the Merger Event (defined below), the only lien providing security for the 11% Senior Secured Notes would be a second priority perfected lien (subject to the Intercreditor Agreement that was entered into by the trustee under the indenture governing the 11% Senior Secured Notes with the collateral agent under the Amended and Restated Credit Facility) on the capital stock of our direct domestic subsidiaries and 65% of each class of capital stock of our direct foreign subsidiaries, which lien will be contractually subordinated to the liens of the collateral agent under the Amended and Restated Credit Facility pursuant to the Intercreditor Agreement. Consequently, a second priority perfected lien on such capital stock would constitute the only security for the 11% Senior Secured Notes, and the 11% Senior Secured Notes would be effectively subordinated to the obligations outstanding under the Amended and Restated Credit Facility to the extent of the value of such capital stock.
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
     Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge with CLC and Coinmach. We refer to such potential mergers collectively as the “Merger Event.” If we were to consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under our amended and restated credit facility and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.
     At March 31, 2007, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
     Amended and Restated Credit Facility
     The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010.
     On December 19, 2005, Coinmach borrowed $230.0 million under the term loan facility to refinance approximately $229.3 million aggregate principal amount of then outstanding term debt under the Coinmach credit facility and pay related expenses. On February 1, 2006, Coinmach used approximately $340.0 million of delayed draw term loans to retire all of the then outstanding $324.5 million aggregate principal amount of 9% Senior Notes (plus approximately $14.6 million of related redemption premium) and to pay related fees and any expenses.
     The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At March 31, 2007, the monthly variable Eurodollar rate was 5.3750%.

     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Coinmach credit facility.
     The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach which, if the Merger Event were completed, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on: (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach’s capital stock or its subsidiaries or the purchase, redemption or other acquisition of any of its or its subsidiaries’ capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
     The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.
     The Amended and Restated Credit Facility permits, subject to certain conditions, the Merger Event. In particular, the Merger Event is permitted at any time, provided that either (i) after giving effect to the merger event, we had a ratio of consolidated indebtedness less cash and cash equivalents to consolidated EBITDA of no more than 3.9 to 1.0, or (ii) our total consolidated indebtedness at the time of the merger event is at least $50.0 million less than our total consolidated indebtedness on the date the Amended and Restated Credit agreement was entered into, after giving effect to the refinancing of approximately $229.3 million of term debt under the Coinmach credit facility (which for such purpose reductions in outstanding revolver loans are disregarded unless accompanied by corresponding permanent commitment reductions). While we presently do not intend to effect the Merger Event, if we were to consummate the Merger Event, we would become the direct borrower under the Amended and Restated Credit Facility and sole owner of the capital stock of Coinmach’s subsidiaries. As a result, the Amended and Restated Credit Facility would be secured by a first priority security interest in all of our real and personal property and would be guaranteed by each of our domestic subsidiaries.
     At March 31, 2007, the $567.1 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2007 were approximately $6.8 million.
     At March 31, 2007, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     The Intercompany Loan
     Pursuant to the IDS Transactions, we made an intercompany loan of approximately $81.7 million to Coinmach. Pursuant to the Class A Offering, we made additional intercompany loans in February 2006 of approximately $88.2 million and $13.7 million, respectively (such loans together, the “Intercompany Loan”). The Intercompany Loan, which is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”), is eliminated in consolidation in our financial statements.
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
     At March 31, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness. As of March 31, 2007, there was $183.6 million outstanding under the Intercompany Note.
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
     Capital Expenditures
     Capital expenditures excluding approximately $17.9 million relating to acquisition capital expenditures (net of proceeds from the sale of equipment) for the 2007 Fiscal Year were approximately $69.6 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the 2007 Fiscal Year included approximately $3.9 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the years indicated (in millions of dollars):

	Year Ended March 31,
	2007	2006	Change
Route	$62.4	$57.3	$5.1
Rental	3.3	5.0	(1.7)
Distribution	—	0.4	(0.4)
Corporate	3.9	6.6	(2.7)

	$69.6	$69.3	$0.3

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

     Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of March 31, 2007 (in millions of dollars):

		Payment Due in Fiscal Year
	Total	2008	2009	2010	2011	2012	After
Long-Term Debt Obligations	$649.4	$2.4	$3.2	$5.8	$5.7	$5.7	$626.6
Interest on Long-Term Debt (1)	402.4	53.6	53.4	53.1	52.7	52.2	137.4
Capital Lease Obligations (2)	9.1	3.8	2.7	1.5	0.9	0.2	—
Operating Lease Obligations	34.1	8.3	7.0	5.9	4.1	2.5	6.3

	$1,095.0	$68.1	$66.3	$66.3	$63.4	$60.6	$770.3

(1)	As of March 31, 2007, $567.1 million of our long-term debt outstanding under the Amended and Restated Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 7.875% based on the Eurodollar rate in effect at March 31, 2007. In addition, approximately $82.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Amended and Restated Credit Facility, Coinmach is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed interest rate of approximately 7.40%, thereby reducing the impact of interest rate changes on future interest expense.

(2)	Includes both principal and interest.
     Off-balance Sheet Arrangements
     At March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
     Pursuant to recently enacted federal law, commercial clothes washers manufactured after January 1, 2007 is subject to certain federal energy and water efficiency standards. While we have been informed by certain manufacturers that washers not compliant with said standards will be able to be modified without a material increase in cost in order to meet such standards, there can be no assurance that any such affected washers in our installed base will be able to be modified without a material increase in cost or that the costs of purchasing compliant washers will not increase by a material amount. In addition, new federal standards could be enacted in the future which could result in a significant increase in our capital expenditures and consequently reduce our profit margin. Implementing machines compliant with new laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such new standards.
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
Certain Accounting Treatment
     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles which aggregated approximately $109.2 million for the 2007 Fiscal Year and approximately $108.9 million for the 2006 Fiscal Year reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.
Inflation and Seasonality
     In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of March 31, 2007, we had approximately $337.1 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.7 million, assuming the total amount of variable interest rate debt outstanding was $337.1 million, the balance as of March 31, 2007.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-40 hereto.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based specifically on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
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
     Our management performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2007 using the specific criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2007.
     Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2007. Management has not identified any material weaknesses in our internal control over financial reporting as of March 31, 2007.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which expresses an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007.
Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the 2007 Fiscal Year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of Coinmach Service Corp.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coinmach Service Corp. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of the Company and our report dated June 1, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
June 1, 2007

Item 9B. OTHER INFORMATION
     There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information”, the information required by this item will appear in the sections entitled “Proposal 1 — Election of Directors,” “Executive Compensation” and “Corporate Governance”, included in our definitive proxy statement relating to our 2007 annual meeting of stockholders, which information is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
     The information required by this item will appear in the section entitled “Executive Compensation” included in our definitive proxy statement relating to our 2007 annual meeting of stockholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item will appear in the sections entitled “Stock Ownership of Certain Beneficial Owners” and “Executive Compensation” included in our definitive proxy statement relating to our 2007 annual meeting of stockholders, which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement relating to our 2007 annual meeting of stockholders, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item will appear in the section entitled “Proposal 2 — Ratification of Appointment of the Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2007 annual meeting of stockholders, which information is incorporated herein by reference.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Service Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Plainview, State of New York on June 5, 2007.

COINMACH SERVICE CORP.
By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 5, 2007	By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2007	By:	/s/ ROBERT M. DOYLE
Robert M. Doyle
Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 5, 2007	By:	/s/ BRUCE V. RAUNER
Bruce V. Rauner
Director

Date: June 5, 2007	By:	/s/ DAVID A. DONNINI
David A. Donnini
Director

Date: June 5, 2007	By:	/s/ JAMES N. CHAPMAN
James N. Chapman
Director

Date: June 5, 2007	By:	/s/ WOODY M. McGEE
Woody M. McGee
Director

Date: June 5, 2007	By:	/s/ JOHN R. SCHEESSELE
John R. Scheessele
Director

Date: June 5, 2007	By:	/s/ WILLIAM M. KELLY
William M. Kelly
Director

     (All other financial schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Coinmach Service Corp.
     We have audited the accompanying consolidated balance sheets of Coinmach Service Corp. and Subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Service Corp. and Subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 1, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
June 1, 2007

Coinmach Service Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,030	$62,008
Receivables, less allowance of $3,372 and $4,326	6,755	5,935
Inventories	14,575	11,458
Prepaid expenses	4,997	4,375
Interest rate swap asset	—	2,615
Other current assets	2,377	1,796

Total current assets	67,734	88,187

Advance location payments	64,371	67,242
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	629,394	578,700
Land, building and improvements	43,126	39,098
Trucks and other vehicles	43,146	37,624

	715,666	655,422
Less accumulated depreciation and amortization	(475,926)	(403,024)

Net property, equipment and leasehold improvements	239,740	252,398
Contract rights, net of accumulated amortization of $128,466 and $114,535	294,800	296,912
Goodwill	208,590	206,196
Other assets	8,608	11,531

Total assets	$883,843	$922,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,592	$17,828
Accrued expenses	14,204	15,128
Accrued rental payments	33,019	33,044
Accrued interest	6,847	3,563
Interest rate swap liability	155	—
Current portion of long-term debt	5,527	11,151

Total current liabilities	81,344	80,714

Deferred income taxes	50,005	49,984
Long-term debt, less current portion	651,768	653,102

Total liabilities	783,117	783,800

Stockholders’ equity:
Class A Common Stock—$0.01 par value; 100,000,000 shares authorized; 29,260,030 shares issued and outstanding at March 31, 2007 and 29,113,641 shares issued and outstanding at March 31, 2006	292	291
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding at March 31, 2007 and March 31, 2006	234	234
Capital in excess of par value	389,862	389,616
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive (loss) income, net of tax	(231)	1,547
Accumulated deficit	(281,443)	(245,034)

Total stockholders’ equity	100,726	138,666

Total liabilities and stockholders’ equity	$883,843	$922,466

See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except share data)
Revenues	$555,298	$543,485	$538,604
Cost and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	375,137	370,647	367,974
General and administrative (including stock-based compensation expense of $253, $210 and $74, respectively)	12,837	12,517	9,694
Depreciation and amortization	74,378	75,556	76,431
Amortization of advance location payments	20,482	19,219	19,578
Amortization of intangibles	14,372	14,118	14,431
Other items, net	—	310	855

	497,206	492,367	488,963

Operating income	58,092	51,118	49,641
Interest expense	55,014	60,099	58,572
Interest expense — non cash preferred stock dividends	—	—	18,230
Interest expense — escrow interest	—	—	941
Transaction costs	845	31,486	17,389

Income (loss) before income taxes	2,233	(40,467)	(45,491)

Provision (benefit) for income taxes:
Current	1,068	400	—
Deferred	1,012	(16,285)	(10,166)

	2,080	(15,885)	(10,166)

Net income (loss)	$153	$(24,582)	$(35,325)

Distributed earnings per share:
Class A Common Stock	$0.82	$0.82	$0.09
Class B Common Stock	$0.53	$—	$0.04
Basic and diluted net income (loss) per share:
Class A Common Stock	$0.13	$(0.11)	$(1.13)
Class B Common Stock	$(0.16)	$(0.93)	$(1.18)
Weighted average common stock outstanding:
Class A Common Stock	29,056,063	20,465,051	6,255,661
Class B Common Stock	23,374,450	24,846,612	24,980,445
Cash dividends per share
Class A Common Stock	$0.82	$0.82	$0.09
Class B Common Stock	$0.53	$—	$0.04
See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity

						Accumulated
						Other
	Class A	Class B		Capital in	Carryover	Comprehensive			Total
	Common	Common	Common	Excess of	Basis	(Loss) Income Net	Accumulated	Deferred	Stockholders’
	Stock	Stock	Stock	Par	Adjustment	of Tax	Deficit	Compensation	(Deficit) Equity
	(in thousands)
Balance, March 31, 2004	$—	$—	$167	$5,022	$(7,988)	$(2,006)	$(164,728)	$(86)	$(169,619)
Issuance of common stock (net of issuance costs of $12,479)	189	—	—	129,169	—	—	—	—	129,358
Exchange of preferred and common stock for Class B Common Stock		250	(167)	184,847	—	—	—	—	184,930
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,325)	—	(35,325)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	—	—	2,498	—	—	2,498

Total comprehensive loss									(32,827)
Dividends	—	—	—	—	—	—	(2,701)	—	(2,701)
Stock-based compensation	—	—	—	—	—	—	—	74	74

Balance, March 31, 2005	189	250	—	319,038	(7,988)	492	(202,754)	(12)	109,215
Issuance of common stock (net of issuance costs of $8,155)	123	—	—	102,536	—	—	—	—	102,659
Purchase and retirement of Class A and Class B common stock	(22)	(16)	—	(32,327)	—	—	—	—	(32,365)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(24,582)	—	(24,582)
Gain on derivative instruments, net of income tax of $723	—	—	—	—	—	1,055	—	—	1,055

Total comprehensive loss									(23,527)
Adjustment to IDS transaction costs	—	—	—	172	—	—	—	—	172
Dividends	—	—	—	—	—	—	(17,698)	—	(17,698)
Stock-based compensation	1	—	—	197	—	—	—	12	210

Balance, March 31, 2006	291	234	—	389,616	(7,988)	1,547	(245,034)	—	138,666
Issuance costs	—	—	—	(6)	—	—	—	—	(6)
Comprehensive loss:
Net income	—	—	—	—	—	—	153	—	153
Loss on derivative instruments, net of income tax of $1,131	—	—	—	—	—	(1,778)	—	—	(1,778)

Total comprehensive loss									(1,625)
Dividends	—	—	—	—	—	—	(36,562)	—	(36,562)
Stock-based compensation	1	—	—	252	—	—	—	—	253

Balance, March 31, 2007	$292	$234	$—	$389,862	$(7,988)	$(231)	$(281,443)	$—	$100,726

See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31
	2007	2006	2005
	(In thousands)
Operating activities
Net income (loss)	$153	$(24,582)	$(35,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,378	75,556	76,431
Amortization of advance location payments	20,482	19,219	19,578
Amortization of intangibles	14,372	14,118	14,431
Interest expense — non cash preferred stock dividend	—	—	18,230
Deferred income taxes	1,012	(16,285)	(10,166)
Amortization of deferred issue costs	792	1,905	2,326
Premium on redemption of 9% senior notes due 2010	—	14,603	11,295
Premium on redemption of 11% senior secured notes due 2024	417	4,833	—
Write-off of deferred issue costs	414	9,566	3,475
Gain on sale of investment and equipment	(469)	(327)	(557)
Stock based compensation	253	210	74
Change in operating assets and liabilities, net of businesses acquired:
Other assets	438	(805)	968
Receivables, net	(379)	880	(279)
Inventories and prepaid expenses	(3,312)	1,593	(702)
Accounts payable and accrued expenses, net	1,820	1,603	3,256
Accrued interest	3,284	(5,949)	1,963

Net cash provided by operating activities	113,655	96,138	104,998

Investing activities
Additions to property, equipment and leasehold improvements	(54,854)	(57,937)	(53,444)
Advance location payments to location owners	(16,399)	(14,239)	(18,051)
Additions to net assets related to acquisitions of businesses, net of cash acquired	(17,914)	(3,436)	(628)
Proceeds from sale of investment	—	—	277
Proceeds from sale of property and equipment	1,606	2,884	919

Net cash used in investing activities	(87,561)	(72,728)	(70,927)

Coinmach Service Corp. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended March 31
	2007	2006	2005
	(In thousands)
Financing activities
Proceeds from issuance of Class A Common Stock	$—	$102,659	$—
Common stock repurchases	—	(32,365)	—
Redemption of preferred stock	—	—	(99,208)
Cash dividends paid	(36,562)	(17,698)	(2,701)
Proceeds from credit facility	—	570,000	—
Repayments under credit facility	(2,300)	(241,082)	(19,830)
Redemption of 11% senior secured notes due 2024	(5,649)	(48,401)	—
Payment of premium on 11% senior secured notes due 2024	(417)	(4,833)	—
Issuance costs	(6)	(3,108)	—
Principal payments on capitalized lease obligations	(3,985)	(4,668)	(4,331)
(Repayments to) borrowings from bank and other borrowings	(153)	(246)	105
IDS and third party senior secured notes issuance costs	—	172	(23,643)
Proceeds from issuance of IDSs	—	—	257,983
Redemption of 9% senior notes due 2010	—	(324,500)	(125,500)
Payment of premium on 9% senior notes due 2010	—	(14,603)	(11,295)
Proceeds from issuance of third party senior secured notes	—	—	20,000

Net cash used in financing activities	(49,072)	(18,673)	(8,420)

Net (decrease) increase in cash and cash equivalents	(22,978)	4,737	25,651
Cash and cash equivalents, beginning of year	62,008	57,271	31,620

Cash and cash equivalents, end of year	$39,030	$62,008	$57,271

Supplemental disclosure of cash flow information
Interest paid	$50,938	$64,143	$55,224

Income taxes paid	$658	$254	$301

Non cash investing and financing activities
Acquisition of fixed assets through capital leases	$5,128	$4,759	$4,199

Transfer of assets held for sale to fixed assets	$—	$1,936	$—

See accompanying notes.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
     The consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation (“CSC”), and all of its subsidiaries, including Coinmach Corporation, a Delaware corporation (“Coinmach”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC, a Delaware limited liability company, (“Holdings”). Holdings, was formed on November 15, 2002. Unless otherwise specified herein, references to the “Company”, “we”, “us” and “our” shall mean CSC and its subsidiaries.
     CSC and its wholly owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. Through Appliance Warehouse of America, Inc., a Delaware corporation jointly-owned by CSC and Coinmach, (“AWA”) the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. a Delaware corporation and a wholly-owned subsidiary of Coinmach, (“Super Laundry”), constructs, designs and retrofits laundromats and distributes laundromat equipment.
The IDS Transactions
     CSC had no operating activity from the date of its incorporation through November 24, 2004. On November 24, 2004, CSC completed its initial public offerings (collectively, the “IPO”) of (i) 18,911,532 Income Deposit Securities (“IDSs”) at a price to the public of $13.64 per IDS (each IDS consisting of one share of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and an 11% senior secured note due 2024 in a principal amount of $6.14), and (ii) $20.0 million aggregate principal amount of 11% senior secured notes due 2024 separate and apart from the IDSs (such notes, together with the 11% senior secured notes underlying IDSs, the “11% Senior Secured Notes”).
     In connection with the IPO and certain related corporate reorganization transactions, (i) Holdings exchanged its capital stock of Coinmach Laundry Corporation, a Delaware corporation (“CLC”) and all of its shares of common stock of AWA for 24,980,445 shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), representing all of the Class B Common Stock outstanding, and (ii) CLC, at the time a direct wholly-owned subsidiary of Holdings, became a direct wholly-owned subsidiary of CSC. As a result, the Class B Common Stock of CSC became owned by Holdings.
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

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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
     As a result of the IDS Transactions, the Company incurred approximately $23.5 million in issuance costs, including underwriting discounts and commissions, of which approximately $12.4 million was recorded as a reduction of the proceeds from the sale of the equity component of the IDS equity and approximately $11.1 million related to the 11% Senior Secured Notes was capitalized as deferred financing costs to be amortized using the effective interest method through November 24, 2024. The issuance costs were allocated between equity and debt based on the ratio of the respective relative fair values of the components of the IDSs issued. In addition to the issuance costs, CSC incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005, which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the unamortized deferred financing costs related to the redemption of the 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses to senior management related to the IDS Transactions aggregating approximately $0.8 million. CSC incurred additional expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2006 of approximately $0.3 million, relating to the IDS Transactions.
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
     The net proceeds of the Class A Offering, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes pursuant to the Tender Offer described in Note 3, and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC (the controlling equity investor in Holdings) at a repurchase price of $8.505 per share or aggregating approximately $18.7 million, (iii) to repurchase 1,605,995 shares of Class B Common Stock at a repurchase price of $8.505 per share or aggregating approximately $13.7 million in the aggregate and (iv) for general corporate purposes.
     Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge CLC and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Senior Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     AWA has short-term contracts under which it leases laundry machines and other household appliances to its customers. These contracts require a fixed charge that is billed and recorded as revenue on a monthly basis as per the terms of such contracts.
     Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $19.4 million for the fiscal year ended March 31, 2007, $20.0 million for the fiscal year ended March 31, 2006 and $24.1 million for the fiscal year ended March 31, 2005.
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
     Reclassifications
     Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.
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

	March 31,
	2007	2006
Laundry equipment	$10,825	$7,884
Machine repair parts	3,750	3,574

	$14,575	$11,458

     Long-Lived Assets
     Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2007.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Assets Held for Sale
     During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $0.4 million, which closed on October 19, 2005, and which resulted in a write down of the related asset value by approximately $0.2 million. This write down is reflected in Other Items, net, on the Statement of Operations for the fiscal year ended March 31, 2006. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company had ceased all marketing efforts and had decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1.9 million as of December 31, 2005, which represented their historical costs. The Company believed the fair value of these laundromats exceeded the historical cost on the date of transfer.
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
     Capitalized Software Development Costs
     We have developed software to be utilized internally by our customer service representatives. Expenditures related to such qualifying computer software costs incurred during the application development stage, have been capitalized by us since the activities performed during this stage will create probable future economic benefits. In order for computer software costs to be considered internal-use software, the costs must have the following characteristics: (i) the software must be internally developed, acquired, or modified solely to meet our internal needs and (ii) no plan exists or is being developed to market the software externally during the development or modification of the software. Once we determined that such expenditures were available for actual application, these expenditures were expensed as incurred, similar to maintenance.
     Capitalized software costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product. Unamortized software development costs were approximately $9.3 million and $8.4 million at March 31, 2007 and 2006, respectively, and are included in other assets. Amortization expense was approximately $3.1 million, $1.9 million and $1.8 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
     Goodwill
     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2007 and 2006 is as follows (in thousands):

	March 31,
	2007	2006
Route	$197,158	$195,026
Rental	8,515	8,253
Distribution	2,917	2,917

	$208,590	$206,196

     The Company performed its annual assessment of goodwill as of January 1, 2007 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2007 and 2006 consists of the following (in thousands):

	March 31,
	2007	2006
Goodwill — beginning of year	$206,196	$204,780
Acquisitions	2,394	1,416

Goodwill — end of year	$208,590	$206,196

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
     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2008	$13.6
2009	13.3
2010	12.9
2011	12.6
2012	12.3
     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase of $15.0 million, subject to the outcome of certain purchase price adjustments. The Company allocated approximately $1.9 million to goodwill, approximately $9.7 million to contract rights and approximately $3.4 million to working capital assets.
     During the fiscal year ended March 31, 2007, the Company completed other acquisitions included in the route and rental businesses for a purchase price aggregating approximately $3.7 million of which the Company allocated approximately $0.5 million to goodwill, approximately $2.1 million to contract rights and approximately $1.1 million to working capital assets.
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
     Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the aggregate change in stockholders’ equity excluding changes in ownership interests. Comprehensive (loss) income consists of gains on derivative instruments (interest rate swap agreements).
     Other Assets
     At March 31, 2007, other assets include deferred financing costs related to the 11% Senior Secured Notes and the Amended and Restated Credit Facility of approximately $8.7 million, net of accumulated amortization of approximately $3.4 million.
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
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with the expense recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. See Note 14 “2004 Long-Term Incentive Plan” for further discussion on stock-based compensation.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning April 1, 2009. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
     On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. We will adopt FAS 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the potential effects of FIN No. 48 on the consolidated financial statements and is not yet in a position to determine what, if any, effects FIN No. 48 will have on the consolidated financial statements.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
3. Long-Term Debt

	March 31,
	2007	2006
Credit facility indebtedness	$567,125	$569,425
IDS 11% Senior Secured Notes	82,067	87,716
Obligations under capital leases	7,865	6,721
Other long-term debt with varying terms and maturities	238	391

	657,295	664,253
Less current portion	5,527	11,151

	$651,768	$653,102

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
     On February 8, 2006, the Company completed an offer to purchase for cash (the “Tender Offer”) approximately $48.4 million aggregate principal amount of its outstanding 11% Senior Secured Notes. The total aggregate amount

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
paid by the Company for the 11% Senior Secured Notes tendered in the Tender Offer was approximately $55.1 million, including a premium of approximately $4.8 million and accrued and unpaid interest thereon of approximately $1.8 million.
     The Company recorded a charge to operations of approximately $9.3 million in fiscal quarter ended March 31, 2006, consisting of (i) the premium (including an early tender payment of approximately $0.5 million) paid to redeem such 11% Senior Secured Notes of approximately $4.8 million, (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $3.4 million and (iii) certain direct expenses related to the Tender Offer of approximately $1.0 million which includes approximately $0.5 million relating to special bonuses.
     On April 28, 2006, the Company purchased approximately $5.6 million aggregate principal amount of its outstanding 11% Senior Secured Notes in open market purchases. The total aggregate amount paid by the Company in order to purchase the 11% Senior Secured Notes was approximately $6.3 million, including accrued and unpaid interest thereon. The Company recorded a charge classified as transaction costs on the Consolidated Statements of Operations of approximately $0.8 million in the quarter ended June 30, 2006, which represents the premium paid to purchase such 11% Senior Secured Notes of approximately $0.4 million and the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     At March 31, 2007, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     At March 31, 2007, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.
b. Amended and Restated Credit Facility
     On December 19, 2005, Coinmach, CLC and certain subsidiary guarantors entered into an amendment and restatement of the Senior Secured Credit Facility (such amendment and restatement, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Amended and Restated Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.
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
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50%

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At March 31, 2007, the monthly variable Eurodollar rate was 5.375%.
     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility. For the fiscal year ended March 31, 2007, there is no required amount that is payable relating to the annual excess cash flow of the Company.
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
     At March 31, 2007, the $567.1 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2007 were approximately $6.8 million.
     At March 31, 2007, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     Debt outstanding under the Amended and Restated Credit Facility consists of the following (in thousands):

	March 31,
	2007	2006
Tranche term loan B, quarterly payments of approximately $575, increasing to approximately $1,425 on March 31, 2009 with the final payment of approximately $541,725 on December 19, 2012 (Interest rate of 7.875% at March 31, 2007)	$567,125	$569,425
Revolving line of credit	—	—

	$567,125	$569,425

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The aggregate maturities of long-term debt during the next five years and thereafter as of March 31, 2007 are as follows (in thousands):

Principal
Years Ending March 31,	Amount
2008	$5,527
2009	5,570
2010	7,099
2011	6,603
2012	5,854
Thereafter	626,642

Total debt	$657,295

     Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive loss of approximately $1.8 million, net of tax, in the stockholders’ equity section for the fiscal year ended March 31, 2007, relating to the interest rate swaps that qualify as cash flow hedges.
4. Intercompany Loan
     In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million which is eliminated in consolidation of our financial statements. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan in February 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     As of March 31, 2007, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million which was eliminated in the consolidation of our financial statements.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     At March 31, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
5. Retirement Savings Plan
     Coinmach maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.
     Contributions to such plan amounted to approximately $772,000 for the fiscal year ended March 31, 2007, $500,000 for the fiscal year ended March 31, 2006 and $502,000 for the fiscal year ended March 31, 2005. The Company does not provide any other post-retirement benefits.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
6. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$99,222	$97,084
Interest rate swap	—	1,063
Other	2,419	2,123

Total deferred tax liabilities	101,641	100,270

Deferred tax assets:
Net operating loss carryforwards	60,426	55,430
Covenant not to compete	1,124	1,267
Transaction costs	—	2,726
Interest rate swap	63	—
Other	753	1,593

Total deferred tax assets	62,366	61,016
Valuation allowance	(10,730)	(10,730)

Net deferred tax assets	51,636	50,286

Net deferred tax liability	$50,005	$49,984

     The net operating loss carryforwards of approximately $148.0 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the fiscal year ended March 31, 2007, the Company generated taxable income of approximately $6.9 million primarily due to the reversal of temporary differences related to depreciation. The Company utilized $6.9 million of its net operating loss carry-forwards to offset the entire amount of its taxable income.
     The provision (benefit) for income taxes consists of (in thousands):

	Year Ended March 31,
	2007	2006	2005
Federal	$858	$(13,720)	$(7,926)
State	1,222	(2,165)	(2,240)

	$2,080	$(15,885)	$(10,166)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to income (loss) before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Expected tax provision (benefit)	$782	$(14,164)	$(15,921)
State tax provision (benefit), net of federal taxes	794	(2,135)	(1,456)
Non deductible interest — non cash Preferred Stock dividends	—	—	6,381
Valuation allowance	—	440	—
Provision to return adjustment	318	(116)	514
Permanent book/tax differences	186	90	316

Tax provision (benefit)	$2,080	$(15,885)	$(10,166)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
7. Income (Loss) per Common Share
     Basic income (loss) per share for the two classes of common stock is calculated by dividing net income (loss), by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any dilutive securities outstanding.
     Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. In computing the weighted average number of shares of Class B Common Stock outstanding for the fiscal year ended March 31, 2005, the calculation assumes that the Class B Common Stock was outstanding for the entire fiscal year. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Year Ended March 31,
	2007	2006	2005
Net income (loss) attributable to common stockholders	$153	$(24,582)	$(35,325)
Add: Dividends paid on common stock	(36,562)	(17,698)	(2,701)

Undistributed loss available to Class A and Class B common stock	$(36,409)	$(42,280)	$(38,026)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(20,177)	$(19,096)	$(7,615)
Class B Common Stock	(16,232)	(23,184)	(30,411)

Total	$(36,409)	$(42,280)	$(38,026)

Weighted average common stock outstanding:
Class A Common Stock	29,056,063	20,465,051	6,255,661
Class B Common Stock	23,374,450	24,846,612	24,980,445

Total	52,430,513	45,311,663	31,236,106

Distributed earnings per share:
Class A Common Stock	$0.82	$0.82	$0.09
Class B Common Stock	$0.53	$—	$0.04
Undistributed loss per share:
Class A Common Stock	$(0.69)	$(0.93)	$(1.22)
Class B Common Stock	$(0.69)	$(0.93)	$(1.22)
Basic and diluted net income (loss) per share:
Class A Common Stock	$0.13	$(0.11)	$(1.13)
Class B Common Stock	$(0.16)	$(0.93)	$(1.18)
     On February 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), which cash dividend was paid on March 1, 2007 to holders of record as of the close of business on February 26, 2007.
     On May 9, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate) and a cash dividend of $0.42782 per share of Class B Common Stock for the fiscal year ended March 31, 2007 (or $10.0 million in aggregate), which cash dividend was paid on June 1, 2007 to holders of record as of the close of business on May 25, 2007.

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
     At March 31, 2007, there were 26,213,682 Common Units and 604 Preferred Units outstanding and all were vested under the Equity Participation Plan.
     Previously due installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC had recorded compensation expense of approximately $12,000 and $74,000 for the fiscal years ended March 31, 2006 and 2005, respectively.
9. Guarantor Subsidiaries
     CLC has guaranteed the 11% Senior Secured Notes referred to in Note 3 on a full and unconditional basis. The 11% Senior Secured Notes are not currently guaranteed by any other subsidiary. Other subsidiaries, including Coinmach, are required to guarantee the 11% Senior Secured Notes on a senior unsecured basis upon the occurrence of certain events. The condensed consolidating balance sheets as of March 31, 2007 and March 31, 2006, the condensed consolidating statement of operations for the fiscal years ended March 31, 2007 and March 31, 2006, and the condensed consolidating statement of cash flows for the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005 include the condensed consolidating financial information for CSC, CLC and CSC’s other indirect subsidiaries.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
     Condensed Consolidating Balance Sheets

	March 31, 2007
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	and	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$1,003	$—	$66,810	$(79)	$67,734
Advance location payments	—	—	64,371	—	64,371
Property, equipment and leasehold improvements, net	—	—	239,740	—	239,740
Intangible assets, net	—	—	503,390	—	503,390
Deferred income taxes	6,634	888	—	(7,522)	—
Due from parent	—	48,808	—	(48,808)	—
Investment in preferred stock	164,794	—	—	(164,794)	—
Other assets	194,823	—	2,436	(188,651)	8,608

Total assets	$367,254	$49,696	$876,747	$(409,854)	$883,843

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$2,976	$78	$77,929	$(5,166)	$75,817
Current portion of long-term debt	—	—	5,527	—	5,527

Total current liabilities	2,976	78	83,456	(5,166)	81,344

Deferred income taxes	—	—	57,527	(7,522)	50,005
Intercompany loans and advances	9,566	—	—	(9,566)	—
Long-term debt, less current portion	82,067	—	569,701	—	651,768
Loan payable to parent	—	—	183,564	(183,564)	—
Investment in subsidiaries	172,310	56,743	—	(229,053)	—
Due to parent/subsidiary	—	—	39,242	(39,242)	—
Preferred stock and dividends payable	—	164,794	—	(164,794)	—
Total stockholders’ equity (deficit)	100,335	(171,919)	(56,743)	229,053	100,726

Total liabilities and stockholders’ equity (deficit)	$367,254	$49,696	$876,747	$(409,854)	$883,843

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Balance Sheets (continued)

	March 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	and	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$940	$—	$87,302	$(55)	$88,187
Advance location payments	—	—	67,242	—	67,242
Property, equipment and leasehold improvements, net	—	—	252,398	—	252,398
Intangible assets, net	—	—	503,108	—	503,108
Deferred income taxes	9,471	689	—	(10,160)	—
Due from parent	—	49,253	—	(49,253)	—
Investment in preferred stock	178,216	—	—	(178,216)	—
Other assets	194,334	—	4,602	(187,405)	11,531

Total assets	$382,961	$49,942	$914,652	$(425,089)	$922,466

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$4,196	$36	$69,227	$(3,896)	$69,563
Current portion of long-term debt	5,649	—	5,502	—	11,151

Total current liabilities	9,845	36	74,729	(3,896)	80,714

Deferred income taxes	—	—	60,144	(10,160)	49,984
Intercompany loans and advances	311	—	—	(311)	—
Long-term debt, less current portion	82,067	—	571,035	—	653,102
Loan payable to parent	—	—	183,564	(183,564)	—
Investment in subsidiaries	152,462	23,762	—	(176,224)	—
Due to parent/subsidiary	—	—	48,942	(48,942)	—
Preferred stock and dividends payable	—	178,216	—	(178,216)	—
Total stockholders’ equity (deficit)	138,276	(152,072)	(23,762)	176,224	138,666

Total liabilities and stockholders’ equity (deficit)	$382,961	$49,942	$914,652	$(425,089)	$922,466

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Statements of Operations

	Year Ended March 31, 2007
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$555,298	$—	$555,298
Costs and expenses	2,021	489	494,696	—	497,206

Operating (loss) income	(2,021)	(489)	60,602	—	58,092
Interest (income) expense, net	(10,678)	—	65,692	—	55,014
Interest (income) expense — non cash preferred stock dividend	(13,336)	13,336	—	—	—
Transaction costs	845	—	—	—	845

Income (loss) before income taxes	21,148	(13,825)	(5,090)	—	2,233
Income tax provision (benefit)	2,925	(199)	(646)	—	2,080

	18,223	(13,626)	(4,444)	—	153

Equity in loss (income) of subsidiaries	18,070	4,444	—	(22,514)	—

Net income (loss)	$153	$(18,070)	$(4,444)	$22,514	$153

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Statements of Operations (continued)

	Year Ended March 31, 2006
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$543,485	$—	$543,485
Costs and expenses	2,508	430	489,429	—	492,367

Operating (loss) income	(2,508)	(430)	54,056	—	51,118
Interest expense, net	4,149	—	55,950	—	60,099
Interest (income) expense — non cash preferred stock dividend	(14,596)	14,596	—	—	—
Transaction costs	9,637	—	21,849	—	31,486

Loss before income taxes	(1,698)	(15,026)	(23,743)	—	(40,467)
Income tax benefit	(8,384)	1,618	(9,119)	—	(15,885)

	6,686	(16,644)	(14,624)	—	(24,582)

Equity in loss (income) of subsidiaries	31,268	14,624	—	(45,892)	—

Net loss	$(24,582)	$(31,268)	$(14,624)	$45,892	$(24,582)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Statements of Operations (continued)

	Year Ended March 31, 2005
			Coinmach
		Coinmach	Corporation
	Coinmach	Laundry	and
	Service Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$538,604	$—	$538,604
Costs and expenses	342	509	488,112	—	488,963

Operating (loss) income	(342)	(509)	50,492	—	49,641
Interest expense, net	2,319	—	56,253	—	58,572
Interest (income)expense — non cash preferred stock dividend	(4,436)	22,666	—	—	18,230
Interest expense — escrow interest	—	—	941	—	941
Transaction costs	—	—	17,389	—	17,389

Income (loss) before income taxes	1,775	(23,175)	(24,091)	—	(45,491)
Income tax benefit	(1,087)	(334)	(8,745)	—	(10,166)

	2,862	(22,841)	(15,346)	—	(35,325)

Equity in loss (income) of subsidiaries	38,187	15,346	—	(53,533)	—

Net loss	$(35,325)	$(38,187)	$(15,346)	$53,533	$(35,325)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2007
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$18,223	$(13,626)	$(4,444)	$—	$153
Noncash adjustments	(9,223)	13,137	107,737	—	111,651
Change in operating assets and liabilities	(2,493)	44	4,300	—	1,851

Net cash provided by (used in) operating activities	6,507	(445)	107,593	—	113,655

Investing Activities
Capital expenditures and advance location payments	—	—	(71,253)	—	(71,253)
Acquisition of assets	—	—	(17,914)	—	(17,914)
Proceeds from sale of property and equipment	—	—	1,606	—	1,606

Net cash used in investing activities	—	—	(87,561)	—	(87,561)

Financing Activities
Repayment of debt	(5,649)	—	(2,300)	—	(7,949)
Other financing items	(813)	445	(40,755)	—	(41,123)

Net cash (used in) provided by financing activities	(6,462)	445	(43,055)	—	(49,072)

Net increase (decrease) in cash and cash equivalents	45	—	(23,022)	—	(22,978)
Cash and cash equivalents, beginning of year	880	—	61,128	—	62,008

Cash and cash equivalents, end of year	$925	$—	$38,105	$—	$39,030

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Statements of Cash Flows — (continued)

	Year Ended March 31, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$6,686	$(16,644)	$(14,624)	$—	$(24,582)
Noncash adjustments	(14,249)	16,226	121,421	—	123,398
Change in operating assets and liabilities	(2,086)	196	(788)	—	(2,678)

Net cash (used in) provided by operating activities	(9,649)	(222)	106,009	—	96,138

Investing Activities
Capital expenditures and advance location payments	—	—	(72,176)	—	(72,176)
Acquisition of assets	—	—	(3,436)	—	(3,436)
Proceeds from sale of property and equipment	—	—	2,884	—	2,884

Net cash used in investing activities	—	—	(72,728)	—	(72,728)

Financing Activities
Repayment of debt	(48,401)	—	(565,582)	—	(613,983)
Other financing items	58,499	222	434,695	101,894	595,310
Loan from parent	—	—	101,894	(101,894)	—

Net cash provided by (used in) financing activities	10,098	222	(28,993)	—	(18,673)

Net increase in cash and cash equivalents	449	—	4,288	—	4,737
Cash and cash equivalents, beginning of year	431	—	56,840	—	57,271

Cash and cash equivalents, end of year	$880	$—	$61,128	$—	$62,008

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended March 31, 2005
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$2,862	$(22,841)	$(15,346)	$—	$(35,325)
Noncash adjustments	(5,336)	22,406	118,047	—	135,117
Change in operating assets and liabilities	2,830	36	2,340	—	5,206

Net cash provided by (used in) operating activities	356	(399)	105,041	—	104,998

Investing Activities
Capital expenditures and advance location payments	—	—	(71,495)	—	(71,495)
Acquisition of assets	—	—	(628)	—	(628)
Proceeds from sale of investment	—	—	277	—	277
Proceeds from sale of property and equipment	—	—	919	—	919

Net cash used in investing activities	—	—	(70,927)	—	(70,927)

Financing Activities
Repayment of debt	—	—	(145,330)	—	(145,330)
Other financing items	75	399	54,766	81,670	136,910
Loan from parent	—	—	81,670	(81,670)	—

Net cash provided by (used in) financing activities	75	399	(8,894)	—	(8,420)

Net increase in cash and cash equivalents	431	—	25,220	—	25,651
Cash and cash equivalents, beginning of year	—	—	31,620	—	31,620

Cash and cash equivalents, end of year	$431	$—	$56,840	$—	$57,271

10. Commitments and Contingencies
     Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $10.5 million for the fiscal year ended March 31, 2007, $10.0 million for the fiscal year ended March 31, 2006 and $9.7 million for the fiscal year ended March 31, 2005.
     Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005.

..

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The following summarizes property under capital leases at March 31, 2007 and 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Laundry equipment and fixtures	$1,547	$1,300
Trucks and other vehicles	32,350	27,469

	33,897	28,769
Less accumulated amortization	24,459	20,137

	$9,438	$8,632

     Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2007 are as follows (in thousands):

	Capital	Operating
2008	$3,804	$8,284
2009	2,713	6,981
2010	1,498	5,927
2011	897	4,120
2012	146	2,430
Thereafter	—	6,318

Total minimum lease payments	9,058	$34,060

Less amounts representing interest	1,193

Present value of net minimum lease payments (including current portion of $3,163)	$7,865

     The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2007 were approximately $6.8 million.
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
11. Related Party Transactions
     In February 1997, the Company extended a loan to an executive officer of the Company in the principal amount of $500,000 payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provided that payment of principal and interest will be forgiven on each Payment Date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The remaining balance at March 31, 2006 of $50,000 was forgiven during the year ended March 31, 2007.
     On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note was in an original principal amount of $282,752, the outstanding loan balance under the replacement note was payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note were secured, pursuant to

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The remaining balance at March 31, 2006 of $56,550 was forgiven during the year ended March 31, 2007.
     During the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005, Coinmach paid a non-independent director, a member of each of the Company’s board of directors, the Coinmach board of directors, the Holdings board of managers and the CLC board of directors, $210,000, $193,000 and $180,000 respectively, for general financial advisory and investment banking services which are recorded in general and administrative expenses. The Company paid a one-time fee of $500,000 to the director in connection with the IDS Transactions in November 2004 and a one-time fee of $125,000 to the director in connection with the Credit Facility Refinancing in January 2006.
     In addition, in February 2006, the Company awarded 11,111 restricted shares of Class A Common Stock to a non-independent director of the Company, 51,111 restricted shares to executive officers and 5,001 restricted shares to our independent directors, and in November 2006 the Company awarded an aggregate of 100,000 shares to executive officers, 7,500 shares to our independent directors and 25,000 shares to a non-independent directors (collectively, the “2007 Restricted Stock Awards”), as noted in Note 14, “2004 Long-Term Incentive Plan.”
     The Company’s independent directors were paid a total of approximately $216,000 for their annual retainers, as well as for attendance fees for the fiscal year ended March 31, 2007.
12. Fair Value of Financial Instruments
     The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
     The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximate their fair value at March 31, 2007.
     The carrying amount and related estimated fair value for the 11% Senior Secured Notes are as follows (in thousands):

	Carrying	Estimated Fair
	Amount	Value
IDS 11% Senior Secured Notes at March 31, 2007	$82,067	$118,690
IDS 11% Senior Secured Notes at March 31, 2006	$87,716	$98,859
     The fair value of the 11% Senior Secured Notes are based on quoted market prices.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
13. Segment Information
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
     The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2007	2006	2005
Revenue:
Route	$492,070	$481,671	$472,484
All other:
Rental	38,383	36,130	34,372
Distribution	24,845	25,684	31,748

Subtotal	63,228	61,814	66,120

Total revenue	$555,298	$543,485	$538,604

EBITDA (1):
Route	$161,047	$156,729	$155,378
All other
Rental	17,320	15,388	13,840
Distribution	1,794	721	1,412

Subtotal	19,114	16,109	15,252

Other items, net	–	(310)	(855)
Transaction costs (2)	(845)	(31,486)	(17,389)
Corporate expenses	(12,837)	(12,517)	(9,694)

Total EBITDA (unaudited)	166,479	128,525	142,692
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(96,610)	(97,293)	(98,921)
All other	(7,875)	(8,160)	(8,242)
Corporate	(4,747)	(3,440)	(3,277)

Total depreciation	(109,232)	(108,893)	(110,440)

Interest expense	(55,014)	(60,099)	(58,572)
Interest expense — non cash preferred stock dividend	—	—	(18,230)
Interest expense — escrow	—	—	(941)

Consolidated income (loss) before income taxes	$2,233	$(40,467)	$(45,491)

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net income (loss) to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the 2007 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $0.8 million consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
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

	Year Ended March 31,
	2007	2006	2005
Expenditures for acquisitions and additions of long-lived assets:
Route	$80,300	$60,151	$64,844
All other	8,867	15,461	7,279

Total	$89,167	$75,612	$72,123

Segment assets:
Route	$837,479	$886,043	$910,980
All other	38,703	27,762	28,209
Corporate assets	7,661	8,661	17,487

Total	$883,843	$922,466	$956,676

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

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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

	Year Ended March 31,
	2007	2006	2005
Net income (loss)	$0.2	$(24.6)	$(35.3)
Provision (benefit) for income taxes	2.1	(15.9)	(10.1)
Interest expense	55.0	60.1	58.6
Interest expense — non cash preferred stock dividend	—	—	18.2
Interest expense — escrow interest	—	—	0.9
Depreciation and amortization	109.2	108.9	110.4

EBITDA (unaudited)*	$166.5	$128.5	$142.7

*	The computation of EBITDA for the 2007 Fiscal Year has not been adjusted to exclude certain transaction costs aggregating approximately $0.8 million consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

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

The computation of EBITDA for the fiscal year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses related to an amendment to the Senior Secured Credit Facility aggregating approximately $1.8 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.
14. 2004 Long-Term Incentive Plan
     The Company’s Long-Term Incentive Plan (the “2004 LTIP”) provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of March 31, 2007, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP.
     During the 2006 fiscal year, Company awarded restricted shares of Class A Common Stock as follows: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 21,666 shares) were designated for an employee pool, awarded to employees (such award together with the restricted stock awards approved by the board

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
of directors of CSC, the “2006 Restricted Stock Awards”) other than executive officers at the discretion of the Company’s chief executive officer.
     The 2006 Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the non-independent director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the 2006 Restricted Stock Awards to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods.
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
     On March 6, 2007, approximately $158,000 worth of restricted stock of Class A Common Stock (or 15,000 shares) were awarded by our Chief Executive Officer from the employee pool to certain employees which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of March 6, 2007 (collectively, “the March 2007 Restricted Stock Awards”).
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to our executive officers and the March 2007 Restricted Stock Awards consisted of time-based shares (the “Time Vesting Shares”) as well as performance-based shares (the “Performance Vesting Shares”). Pursuant to the award agreements for the executive officers and the recipients of the March 2007 Restricted Stock Awards, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are Performance Vesting Shares. The 2007 Restricted Stock Award to our non-independent director consisted solely of Time Vesting Shares.
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
     The fair value of the Time Vesting Shares issued as part of the 2007 Restricted Stock Award of $10.00 per share and the fair value of the March 2007 Restricted Stock Awards of $10.55 will be recorded as compensation expense over the vesting periods. In addition, since the Performance Vesting Shares vest upon the attainment of certain performance criteria, the Company will record compensation expense only for those Performance Vesting Shares of which the attainment of applicable performance conditions is probable.
     Compensation expense of approximately $0.3 million and $0.2 million has been recorded to the statement of operations for the fiscal years ended March 31, 2007 and March 31, 2006, respectively. The Company has estimated the forfeiture rate to be zero.
     A summary of the status of the Company’s restricted shares and restricted units as of March 31, 2007 are presented below.

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract
Restricted shares unvested at April 1, 2005	—	$—
Restricted shares granted	88,889	9.01
Vested	21,776	9.01

Restricted shares unvested at March 31, 2006	67,113	9.01

Restricted shares granted	147,500	10.06
Shares forfeitured	1,111	9.01
Vested	39,055	9.58

Restricted shares unvested at March 31, 2007	174,447	$9.77

     As of March 31, 2007, there was approximately $1.1 million of unrecognized compensation costs in the aggregate related to restricted share compensation arrangements pertaining to the 2006 Restricted Stock Awards and the Time Vesting Shares from the 2007 Restricted Stock Awards. That cost is expected to be recognized over a weighted average period of 3.0 years. In addition, as of March 31, 2007, there was approximately $0.1 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined will relate to the probable outcome for the attainment of certain performance conditions. Such costs are expected to be recognized over a weighted average period of 2.25 years. At March 31, 2007, there was also approximately $0.2 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined are not probable for the attainment of certain performance conditions.
15. Quarterly Financial Information (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended March 31, 2007 and 2006 (in thousands, except share data):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007
Revenues	$139,285	$136,310	$140,971	$138,732
Operating income	14,768	13,555	15,805	13,966
Income (loss) before income taxes	493	(376)	1,806	310
Net income (loss)	192	(401)	860	(498)
Basic and diluted (loss) income per share:
Class A Common Stock	(0.14)	0.09	0.11	0.09
Class B Common Stock	0.18	(0.12)	(0.10)	(0.12)
Dividends per Class A Common Stock	0.21	0.21	0.21	0.21
Dividends per Class B Common Stock	0.53	—	—	—
Weighted average Common Stock outstanding:
Class A Common Stock	29,046,528	29,050,722	29,060,305	29,067,193
Class B Common Stock	23,374,450	23,374,450	23,374,450	23,374,450

Coinmach Service Corp. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Revenues	$133,830	$132,320	$138,744	$138,591
Operating income	13,840	11,394	13,850	12,034
Loss before income taxes	(1,491)	(3,921)	(4,340)	(30,715)
Net loss	(975)	(2,288)	(2,666)	(18,653)
Basic and diluted income (loss) per share:
Class A Common Stock	0.10	0.07	0.06	(0.29)
Class B Common Stock	(0.11)	(0.14)	(0.15)	(0.50)
Dividends per Class A Common Stock	0.21	0.21	0.21	0.21
Dividends per Class B Common Stock	—	—	—	—
Weighted average Common Stock outstanding:
Class A Common Stock	18,911,532	18,911,532	18,911,532	25,125,607
Class B Common Stock	24,980,445	24,980,445	24,980,445	24,445,113

Coinmach Service Corp. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions			Balance at End
	Beginning	Charged to	Charged		of
Description	of Period	Costs and Expenses	to Other Accounts	Deductions(1)	Period
Year ended March 31, 2007 Reserves and allowances deducted from asset accounts: Allowances for uncollected accounts	$4,326,000	$1,255,000	$—	$(2,209,000)	$3,372,000
Year ended March 31, 2006 Reserves and allowances deducted from asset accounts: Allowances for uncollected accounts	$3,794,000	$1,574,000	$—	$(1,042,000)	$4,326,000
Year ended March 31, 2005 Reserves and allowances deducted from asset accounts: Allowances for uncollected accounts	$2,892,000	$1,617,000	$—	$(715,000)	$3,794,000

(1)	Write-off to accounts receivable.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Coinmach Laundry Corporation
     We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedules listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
June 1, 2007

Coinmach Laundry Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,105	$61,128
Receivables, less allowance of $3,372 and $4,326	6,755	5,935
Inventories	14,575	11,458
Prepaid expenses	4,997	4,375
Interest rate swap asset	—	2,615
Other current assets	2,299	1,736

Total current assets	66,731	87,247

Advance location payments	64,371	67,242
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	629,394	578,700
Land, building and improvements	43,126	39,098
Trucks and other vehicles	43,146	37,624

	715,666	655,422
Less accumulated depreciation and amortization	(475,926)	(403,024)

Net property, equipment and leasehold improvements	239,740	252,398
Contract rights, net of accumulated amortization of $128,466 and $114,535	294,800	296,912
Goodwill	208,590	206,196
Other assets	2,438	4,913

Total assets	$876,670	$914,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,592	$17,827
Accrued expenses	13,485	13,345
Accrued rental payments	33,019	33,044
Accrued interest	9,678	4,992
Interest rate swap liability	155	—
Current portion of long-term debt	5,527	5,502

Total current liabilities	83,456	74,710

Deferred income taxes	56,640	59,455
Long-term debt, less current portion	569,701	571,035
Intercompany loan	183,564	183,564
Due to parent	(9,566)	—
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 54.12 shares issued and outstanding liquidation preference of $164,794 at March 31, 2007) — owned by Parent	164,794	178,216

Total liabilities	1,048,589	1,066,980

Stockholders’ deficit:
Common stock — $2.50 par value; 76,000 shares authorized; 66,790.27 shares issued and outstanding	167	167
Capital in excess of par value	175,864	175,864
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive (loss) income, net of tax	(231)	1,547
Accumulated deficit	(339,731)	(321,662)

Total stockholders’ deficit	(171,919)	(152,072)

Total liabilities and stockholders’ deficit	$876,670	$914,908

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Revenues	$555,298	$543,485	$538,604
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	375,137	370,647	367,974
General and administrative (including stock-based compensation expense of $158, $210 and $74, respectively)	10,814	10,009	9,352
Depreciation and amortization	74,378	75,556	76,431
Amortization of advance location payments	20,482	19,219	19,578
Amortization of intangibles	14,372	14,118	14,431
Other items, net	—	310	855

	495,183	489,859	488,621

Operating income	60,115	53,626	49,983
Interest expense	65,692	55,950	56,253
Interest expense — non cash preferred stock dividends	13,336	14,596	22,666
Interest expense — escrow interest	—	—	941
Transaction costs	—	21,849	17,389

Loss before income taxes	(18,913)	(38,769)	(47,266)

Provision (benefit) for income taxes:
Current	980	400	—
Deferred	(1,824)	(7,901)	(9,079)

	(844)	(7,501)	(9,079)

Net loss	$(18,069)	$(31,268)	$(38,187)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

				Accumulated
				Other
				Comprehensive
		Capital	Carryover	(Loss) Income,			Total
	Common	in Excess	Basis	net of tax	Accumulated	Deferred	Stockholders’
	Stock	of Par	Adjustment	(In thousands)	Deficit	Compensation	Deficit
Balance, March 31, 2004	$167	$5,022	$(7,988)	$(2,006)	$(164,728)	$(86)	$(169,619)
Common stock retired	—	170,842	—	—	—	—	170,842
Comprehensive loss:
Net loss	—	—	—	—	(38,187)	—	(38,187)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	2,498	—	—	2,498

Total comprehensive loss							(35,689)
Stock-based compensation	—	—	—	—	—	74	74

Balance, March 31, 2005	167	175,864	(7,988)	492	(202,915)	(12)	(34,392)
Capital contributions	—	—	—	—	(87,479)	—	(87,479)
Comprehensive loss:
Net loss	—	—	—	—	(31,268)	—	(31,268)
Gain on derivative instruments, net of income tax of $723	—	—	—	1,055	—	—	1,055

Total comprehensive loss							(30,213)
Stock-based compensation	—	—	—	—	—	12	12

Balance, March 31, 2006	167	175,864	(7,988)	1,547	(321,662)	—	(152,072)
Comprehensive loss:
Net loss	—	—	—	—	(18,069)	—	(18,069)
Loss on derivative instruments, net of income tax of 1,131	—	—	—	(1,778)	—	—	(1,778)

Total comprehensive loss							(19,847)

Balance, March 31, 2007	$167	$175,864	$(7,988)	$(231)	$(339,731)	$—	$(171,919)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net loss	$(18,069)	$(31,268)	$(38,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,378	75,556	76,431
Amortization of advance location payments	20,482	19,219	19,578
Amortization of intangibles	14,372	14,118	14,431
Interest expense — non cash preferred stock dividend	13,336	14,596	22,666
Deferred income taxes	(1,824)	(7,901)	(9,079)
Amortization of deferred issue costs	444	1,396	2,139
Premium on redemption of 9% Senior Notes due 2010	—	14,603	11,295
Write-off of deferred issue costs	—	6,178	3,475
Gain on sale of investment and equipment	(469)	(327)	(557)
Stock based compensation	158	210	74
Change in operating assets and liabilities, net of businesses acquired:
Other assets	460	(943)	1,017
Receivables, net	(379)	880	(279)
Inventories and prepaid expenses	(3,312)	1,593	(702)
Accounts payable and accrued expenses, net	2,885	873	2,232
Accrued interest	4,686	(2,995)	438

Net cash provided by operating activities	107,148	105,788	104,972

Investing activities
Additions to property, equipment and leasehold improvements	(54,854)	(57,937)	(53,444)
Advance location payments to location owners	(16,399)	(14,239)	(18,051)
Additions to net assets related to acquisitions of businesses, net of cash acquired	(17,914)	(3,436)	(628)
Proceeds from sale of investment	—	—	277
Proceeds from sale of property and equipment	1,606	2,884	919

Net cash used in investing activities	(87,561)	(72,728)	(70,927)

Financing activities
Proceeds from credit facility	—	570,000	—
Repayments under credit facility	(2,300)	(241,082)	(19,830)
Credit facility issuance costs	—	(3,108)	—
Principal payments on capitalized lease obligations	(3,985)	(4,668)	(4,331)
(Repayments to) borrowings from bank and other borrowings	(153)	(246)	105
Proceeds from Intercompany Loan	—	101,894	81,670
Redemption on 9% Senior Notes due 2010	—	(324,500)	(125,500)
Payment of premium on 9% Senior Notes due 2010	—	(14,603)	(11,295)
Net advances from Parent	(9,413)	(2,568)	2,060
Capital contributions	—	—	170,842
Cash dividends paid	(26,759)	(109,891)	(3,338)
Redemption of preferred stock	—	—	(99,208)

Net cash used in by financing activities	(42,610)	(28,772)	(8,825)

Net (decrease) increase in cash and cash equivalents	(23,023)	4,288	25,220
Cash and cash equivalents, beginning of year	61,128	56,840	31,620

Cash and Cash equivalents, end of year	$38,105	$61,128	$56,840

Supplemental disclosure of cash flow information
Interest paid	$60,562	$57,549	$53,674

Income taxes paid	$658	$254	$301

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$5,128	$4,759	$4,199

Transfer of assets held for sale to fixed assets	$—	$1,936	$—

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
     The consolidated financial statements include the accounts of Coinmach Laundry Corporation, a Delaware corporation (“CLC”), and all of its wholly owned subsidiaries, including Coinmach Corporation (“Coinmach”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. Coinmach Laundry Corporation is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”). Unless otherwise specified herein, references to the “Company,” “we”, “us” and “our” shall mean CLC and its subsidiaries.
     The Company is a provider of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. Through Appliance Warehouse of America Inc. a Delaware corporation jointly owned by CSC and Coinmach (“AWA”), the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp., a Delaware corporation and a wholly-owned subsidiary of Coinmach (“Super Laundry”), constructs, designs and retrofits laundromats and distributes laundromat equipment.
     On November 24, 2004, CSC completed its initial public offering (the “IPO”) of Income Deposit Securities (“IDSs”) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings, LLC (“Holdings”), the former parent of the Company, exchanged its CLC capital stock and all of its shares of common stock of AWA, for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”
     CSC used a portion of the net proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to CLC aggregating approximately $170.8 million. CLC then contributed approximately $165.6 million to Coinmach. Coinmach then made a dividend payment to CLC of approximately $93.5 million.
     Coinmach used the net proceeds from the IPO along with available cash to (i) redeem a portion of the 9% senior notes due 2010 of Coinmach (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) redeem approximately $91.8 million of its outstanding Class A preferred stock (representing all of CLC’s outstanding Class A preferred stock) and approximately $7.4 million of its outstanding Class B preferred stock (representing a portion of the then outstanding Class B preferred stock).
     On February 8, 2006, CSC completed a public offering of 12,312,633 shares of CSC Class A common stock (including an overallotment exercise by the indentures on February 17, 2006) at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering, including the exercise of the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the 11% senior secured notes, due 2024, approximately $101.9 million of the net proceeds from the Class A Offering were loaned to Coinmach in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach distributed the net proceeds from the Class A Offering to CLC who in turn distributed them to CSC.
     The net proceeds of the Class A Offering, upon their distribution to CSC, were used (i) to purchase approximately $48.4 million aggregate principal amount outstanding of the 11% senior secured notes due 2024 pursuant to a tender offer and related fees and expenses, (ii) to repurchase 2,199,413 shares of CSC Class A common stock owned by an affiliate of GTCR – CLC, LLC at a repurchase price of $8.505 per share, (iii) to

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
repurchase 1,605,995 shares of CSC Class B common stock at a repurchase price of $8.505 per share and (iv) for general corporate purposes.
     Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge CLC and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Senior Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.
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
     Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $19.4 million for the fiscal year ended March 31, 2006, $20.0 million for the fiscal year ended March 31, 2006 and $24.1 million for the fiscal year ended March 31, 2005.
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
     Reclassifications
     Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.
     Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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

	March 31,
	2007	2006
Laundry equipment	$10,825	$7,884
Machine repair parts	3,750	3,574

	$14,575	$11,458

     Long-Lived Assets
     Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2007.
     Assets Held for Sale
     During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $0.4 million, which closed on October 19, 2005, and which resulted in a write down of the related asset value by approximately $0.2 million. This write down is reflected in Other Items, net, on the Statement of Operations for the fiscal year ended March 31, 2006. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company had ceased all marketing efforts and had decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1.9 million as of December 31, 2005, which represented their historical costs. The Company believed the fair valued of these laundromats exceeded the historical cost on the date of transfer.
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

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Capitalized Software Development Costs
     We have developed software to be utilized internally by our customer service representatives. Expenditures related to such qualifying computer software costs incurred during the application development stage, have been capitalized by us since the activities performed during this stage will create probable future economic benefits. In order for computer software costs to be considered internal-use software, the costs must have the following characteristics: (i) the software must be internally developed, acquired, or modified solely to meet our internal needs and (ii) no plan exists or is being developed to market the software externally during the development or modification of the software. Once we determined that such expenditures were available for actual application, these expenditures were expensed as incurred, similar to maintenance.
     Capitalized software costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product. Unamortized software development costs were approximately $9.3 million and $8.4 million at March 31, 2007 and 2006, respectively, and are included in other assets. Amortization expense was approximately $3.1 million, $1.9 million and $1.8 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
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
     The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2007 and 2006 is as follows (in thousands):

	March 31,
	2007	2006
Route	$197,158	$195,026
Rental	8,515	8,253
Distribution	2,917	2,917

	$208,590	$206,196

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The Company performed its annual assessment of goodwill as of January 1, 2007 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2007 and 2006 consists of the following (in thousands):

	March 31,
	2007	2006
Goodwill — beginning of year	$206,196	$204,780
Acquisitions	2,394	1,416

Goodwill — end of year	$208,590	$206,196

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
     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years Ending March 31,
2008	$13.6
2009	13.3
2010	12.9
2011	12.6
2012	12.3
     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore, regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase of $15.0 million, subject to the outcome of certain purchase price adjustments. The Company allocated approximately $1.9 million to goodwill, approximately $9.7 million to contract rights and approximately $3.4 million to working capital assets.
     During the fiscal year ended March 31, 2007, the Company completed other acquisitions included in the route and rental businesses for a purchase price aggregating approximately $3.7 million of which the Company allocated approximately $0.5 million to goodwill, approximately $2.1 million to contract rights and approximately $1.1 million to working capital assets.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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
     Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the aggregate change in stockholders’ deficit excluding changes in ownership interests. Comprehensive (loss) income consists of gains on derivative instruments (interest rate swap agreements).
     Other Assets
     At March 31, 2007, other assets include deferred financing costs related to the Amended and Restated Credit Facility of approximately $2.5 million, net of accumulated amortization of approximately $2.4 million.
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
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with the expense recognition provisions of SFAS No.123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. See Note 13 “2004 Long-Term Incentive Plan” for further discussion on stock-based compensation.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning April 1, 2009. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. We will adopt FAS 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the potential effects of FIN No. 48 on the consolidated financial statements and is not yet in a position to determine what, if any, effects FIN No. 48 will have on the consolidated financial statements.
3. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,
	2007	2006
Credit facility indebtedness	$567,125	$569,425
Obligations under capital leases	7,865	6,721
Other long-term debt with varying terms and maturities	238	391

	575,228	576,537
Less current portion	5,527	5,502

	$569,701	$571,035

a. Amended and Restated Credit Facility
     On December 19, 2005, Coinmach, CLC and certain subsidiary guarantors entered into an amendment and restatement of the Series Secured Credit Facility (such amendment and restatement, the “Amended and Restated Credit Facility”), which is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). Such credit facility amended and restated the credit facility originally entered into on January 25, 2002. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.
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

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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
     The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At March 31, 2007, the monthly variable Eurodollar rate was 5.375%.
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
     The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements applicable to Coinmach which, if we were to consummate the Merger Event, would apply directly to us as borrower under such credit facility, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on Coinmach capital stock or its subsidiaries or the purchase, redemption or other acquisition of any of its or its subsidiaries’ capital stock); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that Coinmach satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
     At March 31, 2007, the $567.1 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2007 were approximately $6.8 million.
     At March 31, 2007, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     Debt outstanding under the Amended and Restated Credit Facility consists of the following (in thousands):

	March 31,
	2007	2006
Tranche term loan B, quarterly payments of approximately $575, increasing to approximately $1,425 on March 31, 2009 with the final payment of approximately $541,725 on December 19, 2012 (Interest rate of 7.875% at March 31, 2007)	$567,125	$569,425
Revolving line of credit	—	—

	$567,125	$569,425

     CLC is not a guarantor under the indenture governing the Amended and Restated Credit Facility.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The aggregate maturities of long-term debt during the next five years and thereafter as of March 31, 2007 are as follows (in thousands):

Years Ending March 31,	Principal Amount
2008	$5,527
2009	5,570
2010	7,099
2011	6,603
2012	5,854
Thereafter	544,575

Total debt	$575,228

b. Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $1.8 million, net of tax, in the stockholders’ equity section for the fiscal year ended March 31, 2006, relating to the interest rate swaps that qualify as cash flow hedges.
4. Intercompany Loan
     In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million which is eliminated in consolidation of our financial statements. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan in February 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     As of March 31, 2007, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     At March 31, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
5. Retirement Savings Plan
     Coinmach maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.
     Contributions to such plan amounted to approximately $772,000 for the fiscal year ended March 31, 2007, $500,000 for the year ended March 31, 2006 and $502,000 for the year ended March 31, 2005. The Company does not provide any other post-retirement benefits.
6. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$99,522	$97,083
Interest rate swap	—	1,063
Other	2,339	2,345

Total deferred tax liabilities	101,861	100,491

Deferred tax assets:
Net operating loss carry forwards	54,225	48,529
Covenant not to compete	1,109	1,178
Transaction costs	—	438
Interest rate swap	63	—
Other	611	1,678

Total deferred tax assets	56,008	51,823
Valuation allowance	(10,787)	(10,787)

Net deferred tax assets	45,221	41,036

Net deferred tax liability	$56,640	$59,455

     The net operating loss carryforwards of approximately $133.0 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the fiscal year ended March 31, 2007, the Company generated a taxable loss of approximately $1.0 million primarily due to a loss from operations.
     The (benefit) provision for income taxes consists of (in thousands):

	Year Ended March 31,
	2007	2006	2005
Federal	$(1,422)	$(7,025)	$(7,079)
State	578	(476)	(2,000)

	$(844)	$(7,501)	$(9,079)

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Expected tax benefit	$(6,619)	$(13,569)	$(16,543)
State tax provision (benefit), net of federal taxes	376	(906)	(1,300)
Non deductible interest — non cash Preferred Stock dividends	4,668	5,108	7,933
Valuation allowance	—	237	—
Provision to return adjustment	546	1,534	514
Permanent book/tax differences	185	95	317

Tax benefit	$(844)	$(7,501)	$(9,079)

7. Redeemable Preferred Stock and Stockholders’ Deficit
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
     On May 15, 2003, the FASB issued SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). For the fiscal years ended March 31, 2007, 2006 and 2005, the Company has recorded approximately $13.3 million, $14.6 million and $22.7 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock is carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date. The cumulative and unpaid dividends as of March 31, 2007 were approximately $48.1 million.
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
     Under CLC’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by CLC (the “EPP Loans”) to certain employees for the purchase of Common Stock at a fixed price per share equal to the fair market value of such Common Stock at the time of issuance as determined by the board of directors of CLC Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested at the time of purchase, and the Common Stock vested over a specified period, typically over four years.
     In March 2003, through a series of transactions, all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common membership units (the “Common Units”) and preferred membership units (the “Preferred Units”)) in Holdings. Accordingly, CLC became a wholly owned subsidiary of Holdings.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. There are no shares reserved for future issuance. The Equity Participation Plan contains certain restrictions on the transfer of the Common Units and the Preferred Units.
     At March 31, 2007, there were 26,213,682 Common Units and 604 Preferred Units outstanding and all were vested under the Equity Participation Plan.
     Previously due installments on the EPP Loans have been forgiven by the Company on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). The Company had recorded compensation expense of approximately $12,000 and $74,000 for the fiscal years ended March 31, 2006 and 2005, respectively.
8. Commitments and Contingencies
     Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $10.5 million for the fiscal year ended March 31, 2007, $10.0 million for the fiscal year ended March 31, 2006 and $9.7 million for the fiscal year ended March 31, 2005.
     Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005.
     The following summarizes property under capital leases at March 31, 2007 and 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Laundry equipment and fixtures	$1,547	$1,300
Trucks and other vehicles	32,350	27,469

	33,897	28,769
Less accumulated amortization	24,459	20,137

	$9,438	$8,632

     Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2007 are as follows (in thousands):

	Capital	Operating
2008	$3,804	$8,284
2009	2,713	6,981
2010	1,498	5,927
2011	897	4,120
2012	146	2,430
Thereafter	—	6,318

Total minimum lease payments	9,058	$34,060

Less amounts representing interest	1,193

Present value of net minimum lease payments (including current portion of $3,163)	$7,865

     The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2007 were approximately $6.8 million.

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
9. Related Party Transactions
     In February 1997, the Company extended a loan to an executive officer of the Company in the principal amount of $500,000 payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provided that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The remaining balance at March 31, 2006 of $50,000 was forgiven during the year ended March 31, 2007.
     On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note was in an original principal amount of $282,752, the outstanding loan balance under the replacement note was payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note were secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The remaining balance at March 31, 2006 of $56,550 was forgiven during the year ended March 31, 2007.
     During the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005, Coinmach paid a non-independent director, a member of each of the Company’s board of directors, the Coinmach board of directors, the Holdings board of managers and the CLC board of directors, $210,000, $193,000 and $180,000 respectively, for general financial advisory and investment banking services which are recorded in general and administrative expenses. The Company paid a one-time fee of $500,000 to the director in connection with the IDS Transactions in November 2004 and a one-time fee of $125,000 to the director in connection with the Credit Facility Refinancing in January 2006.
     In addition, in February 2006, the Company awarded 11,111 restricted shares of Class A Common Stock to a non-independent director of the Company, 51,111 restricted shares to executive officers and 5,001 restricted shares to our independent directors, and in November 2006 the Company awarded an aggregate of 100,000 shares to executive officers, 7,500 shares to our independent directors and 25,000 shares to a non-independent directors (collectively, the “2007 Restricted Stock Awards”), as noted in Note 13, “2004 Long-Term Incentive Plan.”
     The Company’s independent directors were paid a total of approximately $216,000 for their annual retainers, as well as for attendance fees for the fiscal year ended March 31, 2007.
10. Fair Value of Financial Instruments
     The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
     The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximate their fair value at March 31, 2007.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2007	2006	2005
Revenue:
Route	$492,070	$481,671	$472,484
All other:
Rental	38,383	36,130	34,372
Distribution	24,845	25,684	31,748

Subtotal	63,228	61,814	66,120

Total revenue	$555,298	$543,485	$538,604

EBITDA (1):
Route	$161,047	$156,729	$155,378
All other:
Rental	17,320	15,388	13,840
Distribution	1,794	721	1,412

Subtotal	19,114	16,109	15,252

Other items, net	—	(310)	(855)
Transaction costs (2)	—	(21,849)	(17,389)
Corporate expenses	(10,814)	(10,009)	(9,352)

Total EBITDA (unaudited)	169,347	140,670	143,034
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(96,610)	(97,293)	(98,921)
All other	(7,875)	(8,160)	(8,242)
Corporate	(4,747)	(3,440)	(3,277)

Total depreciation	(109,232)	(108,893)	(110,440)

Interest expense	(65,692)	(55,950)	(56,253)
Interest expense—non-cash preferred stock dividend	(13,336)	(14,596)	(22,666)
Interest expense—escrow	—	—	(941)

Consolidated loss before income taxes	$(18,913)	$(38,769)	$(47,266)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to for the periods indicated above.

(2)	The computation of EBITDA for the Fiscal Year ended March 31, 2007 has not been adjusted to exclude certain transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
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
The computation of EBITDA for the Fiscal Year ended March 31, 2005 has not been adjusted to exclude transaction costs consisting of: (i) approximately $11.3 million redemption premium related to the redemption of the 9% Senior Notes, (ii) the write-off of the deferred financing EBITDA costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses aggregating approximately $1.8 million related to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

	Year Ended March 31,
	2007	2006	2005
Expenditures for acquisitions and additions of long-lived assets:
Route	$80,300	$60,151	$64,844
All other	8,867	15,461	7,279

Total	$89,167	$75,612	$72,123

Segment assets:
Route	$837,481	$886,043	$910,980
All other	38,703	27,762	28,209
Corporate assets	486	1,103	6,035

Total	$876,670	$914,908	$945,224

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

	Year Ended March 31,
	2007	2006	2005
Net loss	$(18.1)	$(31.3)	$(38.2)
Benefit for income taxes	(0.8)	(7.5)	(9.1)
Interest expense	65.7	56.0	56.3
Interest expense — preferred stock	13.3	14.6	22.7
Interest expense — escrow interest	—	—	0.9
Depreciation and amortization	109.2	108.9	110.4

EBITDA (unaudited)*	$169.3	$140.7	$143.0

*	The computation of EBITDA for the fiscal year ended March 31, 2007 has not been adjusted to exclude certain transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
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
     On August 1, 2006, the board of directors of CLC approved an aggregate cash dividend of approximately $3.2 million on its Class B Preferred Stock, which was paid on September 1, 2006 to CSC.
     On November 3, 2006, the board of directors of CLC approved an aggregate cash dividend of approximately $3.3 million on its Class B Preferred Stock, which was paid on December 1, 2006 to CSC.
     On February 1, 2007, the board of directors of CLC approved an aggregate cash dividend of approximately $3.3 million on its Class B Preferred Stock, which was paid on March 1, 2007 to CSC.
     On May 9, 2007, the board of directors of CLC approved an aggregate cash dividend of approximately $13.3 million on its Class B Preferred Stock, which was paid on June 1, 2007 to CSC.
13. 2004 Long-Term Incentive Plan
     The Company’s Long-Term Incentive Plan (the “2004 LTIP”) provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of March 31, 2007, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP.
     During the 2006 fiscal year, Company awarded restricted shares of Class A Common Stock as follows: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 21,666 shares) were designated for an employee pool, awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “2006 Restricted Stock Awards”) other than executive officers at the discretion of the Company’s chief executive officer.
     The 2006 Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the non-independent director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the 2006 Restricted Stock Awards to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods.
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

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     On March 6, 2007, approximately $158,000 worth of restricted stock of Class A Common Stock (or 15,000 shares) were awarded by our Chief Executive Officer from the employee pool to certain employees which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of March 6, 2007 (collectively, “the March 2007 Restricted Stock Awards”).
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to our executive officers and the March 2007 Restricted Stock Awards consisted of time-based shares (the “Time Vesting Shares”) as well as performance-based shares (the “Performance Vesting Shares”). Pursuant to the award agreements for the executive officers and the recipients of the March 2007 Restricted Stock Awards, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are Performance Vesting Shares. The 2007 Restricted Stock Award to our non-independent director consisted solely of Time Vesting Shares.
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
     The fair value of the Time Vesting Shares issued as part of the 2007 Restricted Stock Award of $10.00 per share and the fair value of the March 2007 Restricted Stock Awards of $10.55 will be recorded as compensation expense over the vesting periods. In addition, since the Performance Vesting Shares vest upon the attainment of certain performance criteria, the Company will record compensation expense only for those Performance Vesting Shares of which the attainment of applicable performance conditions is probable.
     Compensation expense of approximately $0.2 million has been recorded to the statement of operations for the fiscal years ended March 31, 2007 and March 31, 2006. The Company has estimated the forfeiture rate to be zero.
     A summary of the status of the Company’s restricted shares and restricted units as of March 31, 2007 are presented below.

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract
Restricted unvested shares at April 1, 2005	—	$—
Restricted shares granted	88,889	9.01
Vested	21,776	9.01

Restricted shares unvested at March 31, 2006	67,113	9.01

Restricted shares granted	147,500	10.06
Shares forfeitured	1,111	9.01
Vested	39,055	9.58

Restricted shares unvested at March 31, 2007	174,447	$9.77

     As of March 31, 2007, there was approximately $1.1 million of unrecognized compensation costs in the aggregate related to restricted share compensation arrangements pertaining to the 2006 Restricted Stock Awards and the Time Vesting Shares from the 2007 Restricted Stock Awards. That cost is expected to be recognized over a weighted average period of 3.0 years. In addition, as of March 31, 2007, there was approximately $0.1 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined will relate to the probable outcome for the attainment

Coinmach Laundry Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
of certain performance conditions. Such costs are expected to be recognized over a weighted average period of 2.25 years. At March 31, 2007, there was also approximately $0.2 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined are not probable for the attainment of certain performance conditions.
14. Quarterly Financial Information (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007
Revenues	$139,285	$136,310	$140,971	$138,732
Operating income	15,159	14,333	16,336	14,287
Loss before income taxes	(4,365)	(5,594)	(3,660)	(5,294)
Net loss	(4,095)	(4,842)	(3,727)	(5,405)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Revenues	$133,830	$132,320	$138,744	$138,591
Operating income	14,127	12,012	14,709	12,778
Loss before income taxes	(3,255)	(5,361)	(5,297)	(24,856)
Net loss	(2,016)	(3,141)	(3,192)	(22,919)

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Condensed Balance Sheets

	March 31,
	2007	2006
	(In thousands of dollars,
	except per share data)
ASSETS
Deferred income tax	$888	$689
Other assets (principally amounts due from wholly owned subsidiaries)	48,808	49,253

Total assets	$49,696	$49,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$78	$36
Redeemable preferred stock — $2.5 million par value; 82 shares authorized; 54.12 shares issued and outstanding (liquidation preference of $164,794 at March 31, 2007) — owned by Parent	164,794	178,216
Investment in Subsidiaries	56,743	23,762

Total liabilities	221,615	202,014

Commitments and contingencies
Stockholders’ deficit:
Common stock — $2.50 par value; 76,000 shares authorized; 66,790.27 shares issued and outstanding	167	167
Capital in excess of par value	175,864	175,864
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income, net of tax	(231)	1,547
Accumulated deficit	(339,731)	(321,662)

Total stockholders’ deficit	(171,919)	(152,072)

Total liabilities and stockholders’ deficit	$49,696	$49,942

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Condensed Statements of Operations

	Year Ended March 31,
	2007	2006	2005
	(In thousands of dollars)
Costs and expenses:
General and administrative	$489	$430	$509

	489	430	509

Operating loss	(489)	(430)	(509)
Interest expense — non cash Preferred Stock dividend	13,336	14,596	22,666

Loss before income taxes and equity in net loss of subsidiaries	(13,825)	(15,026)	(23,175)

(Benefit) provision for income taxes:
Current	—	—	—
Deferred	(199)	1,618	(334)

	(199)	1,618	(334)

Loss before equity in net loss of subsidiaries	(13,626)	(16,644)	(22,841)
Equity in net loss of subsidiaries	(4,444)	(14,624)	(15,346)

Net loss	$(18,070)	$(31,268)	$(38,187)

See accompanying notes.

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Condensed Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
		(In thousands of dollars)
Operating activities
Net loss	$(18,070)	$(31,268)	$(38,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiaries	4,444	14,624	15,346
Deferred income taxes	(199)	1,618	(334)
Interest expense — non cash Preferred Stock dividend	13,336	14,596	22,666
Stock based compensation	—	12	74
Change in operating assets and liabilities, net of businesses acquired:
Accrued expenses	48	36	—
Other assets	(4)	160	36

Net cash used in operating activities	(445)	(222)	(399)

Financing activities
Net repayments to subsidiary	—	—	(489)
Due to Parent	445	222	888

Net cash provided by financing activities	445	222	399

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

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
     On May 15, 2003, the FASB issued SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for CLC). For the years ended March 31, 2007, 2006 and 2005, CLC has recorded approximately $13.3 million, $14.6 million, and $22.7 million, respectively, of Preferred Stock dividends as interest expense. The Preferred Stock is carried at the amount of cash that would be paid under their terms if the shares were repurchased or redeemed at the reporting date. The cumulative and unpaid dividends as of March 31, 2007 were approximately $48.1 million.
     In November 2004 and December 2004, in connection with an initial public offering by Coinmach Service Corp., the parent of, a portion of the net proceeds from the initial public offering were used to redeem approximately $91.8 million of the Class A Preferred Stock (representing all of the outstanding Class A Preferred Stock) and approximately $7.4 million of the Class B Preferred Stock. All unredeemed Preferred Stock was exchanged by Coinmach Holdings, LLC (“Holdings”), the former parent of CLC with CSC for additional shares of CSC Class B common stock. Therefore, all of the Class B Preferred Stock outstanding is now held by CSC.
     Under CLC’s equity participation plan (the “Equity Participation Plan”), in July 2000, loans were extended by CLC (the “EPP Loans”) to certain employees for the purchase of Common Stock at a fixed price per share equal to the fair market value of such Common Stock at the time of issuance as determined by the board of directors of CLC Additionally, certain members of senior management of the Company also acquired Class B Preferred Stock at such time. Pursuant to the terms of the Equity Participation Plan, the Preferred Stock was fully vested at the time of purchase, and the Common Stock vested over a specified period, typically over four years.
     In March 2003, through a series of transactions, all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common membership units (the “Common Units”) and preferred membership units (the “Preferred Units”)) in Holdings. Accordingly, CLC became a wholly owned subsidiary of Holdings.
     The EPP Loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. There are no shares reserved for future issuance. The Equity Participation Plan contains certain restrictions on the transfer of the Common Units and the Preferred Units.
     At March 31, 2007, there were 26,213,682 Common Units and 604 Preferred Units outstanding and all were vested under the Equity Participation Plan.

Coinmach Laundry Corporation and Subsidiaries
Schedule I — Condensed Financial Statements
Notes to Condensed Financial Statements (continued)
     Previously due installments on the EPP Loans have been forgiven by CLC, on or prior to their respective due dates. As a result, such loans are considered non-recourse and therefore treated as an award of stock requiring the recognition of compensation expense. Such expense is measured at fair value as of the time the stock award vests and is subsequently remeasured for changes in fair value until such time as the measurement date is established (upon forgiveness or repayment of the entire loan). CLC had recorded compensation expense of approximately $12,000 and $74,000 for the years ended March 31, 2006 and 2005, respectively.
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

Coinmach Laundry Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged		Balance at End
	Beginning	Costs and	to Other		of
Description	of Period	Expenses	Accounts	Deductions(1)	Period
Year ended March 31, 2007
Reserves and allowances deducted from asset accounts:
Allowances for uncollected accounts	$4,326,000	$1,255,000	$—	$(2,209,000)	$3,372,000
Year ended March 31, 2006
Reserves and allowances deducted from asset accounts:
Allowances for uncollected accounts	$3,794,000	$1,574,000	$—	$(1,042,000)	$4,326,000
Year ended March 31, 2005
Reserves and allowances deducted from asset accounts:
Allowances for uncollected accounts	$2,892,000	$1,617,000	$—	$(715,000)	$3,794,000

(1)	Write-off to accounts receivable.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Coinmach Corporation
     We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
June 1, 2007

Coinmach Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,105	$61,128
Receivables, less allowance of $3,372 and $4,326	6,755	5,935
Inventories	14,575	11,458
Prepaid expenses	5,076	4,430
Interest rate swap asset	—	2,615
Other current assets	2,299	1,736

Total current assets	66,810	87,302

Advance location payments	64,371	67,242
Property, equipment and leasehold improvements
Laundry equipment and fixtures	629,394	578,700
Land, building and improvements	43,126	39,098
Trucks and other vehicles	43,146	37,624

	715,666	655,422
Less accumulated depreciation and amortization	(475,926)	(403,024)

Net property, equipment and leasehold improvements	239,740	252,398
Contract rights, net of accumulated amortization of $128,466 and $114,535	294,800	296,912
Goodwill	208,590	206,196
Other assets	2,436	4,602

Total assets	$876,747	$914,652

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$21,591	$17,845
Accrued expenses	13,486	13,346
Accrued rental payments	33,019	33,044
Accrued interest	9,678	4,992
Interest rate swap liability	155	—
Current portion of long-term debt	5,527	5,502

Total current liabilities	83,456	74,729

Deferred income taxes	57,527	60,144
Long-term debt, less current portion	569,701	571,035
Intercompany loan	183,564	183,564
Due to Parent	39,242	48,942

Total liabilities	933,490	938,414

Stockholder’s deficit:
Common stock, par value $.01:
1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	286,629	286,629
Accumulated other comprehensive (loss) income, net of tax	(231)	1,547
Accumulated deficit	(343,141)	(311,938)

Total stockholder’s deficit	(56,743)	(23,762)

Total liabilities and stockholder’s deficit	$876,747	$914,652

See accompanying notes.

Coinmach Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006	2005
		(In thousands)
Revenues	$555,298	$543,485	$538,604
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	375,137	370,647	367,974
General and administrative (including stock-based compensation expense of $158 and $197 for the fiscal years ended March 31, 2007 and 2006)	10,327	9,579	8,843
Depreciation and amortization	74,378	75,556	76,431
Amortization of advance location payments	20,482	19,219	19,578
Amortization of intangibles	14,372	14,118	14,431
Other items, net	—	310	855

	494,696	489,429	488,112

Operating income	60,602	54,056	50,492
Interest expense	65,692	55,950	56,253
Interest expense – escrow interest	—	—	941
Transaction costs	—	21,849	17,389

Loss before income taxes	(5,090)	(23,743)	(24,091)

Provision (benefit) for income taxes:
Current	980	400	—
Deferred	(1,626)	(9,519)	(8,745)

	(646)	(9,119)	(8,745)

Net loss	$(4,444)	$(14,624)	$(15,346)

See accompanying notes.

Coinmach Corporation and Subsidiaries
Consolidated Statements of Stockholder’s Equity (Deficit)

				Accumulated
				Other		Total
			Capital In	Comprehensive		Stockholder’s
	Common Stock		Excess of Par	(Loss) Income,	Accumulated	Equity
	Shares	Amount	Value	net of tax	Deficit	(Deficit)
	(In thousands, except share data)
Balance, March 31, 2004	100	$—	$121,065	$(2,006)	$(75,302)	$43,757
Capital contribution	—	—	165,564	—	—	165,564
Dividends	—	—	—	—	(96,775)	(96,775)
Net loss	—	—	—	—	(15,346)	(15,346)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	2,498	—	2,498

Total comprehensive loss						(12,848)

Balance, March 31, 2005	100	—	286,629	492	(187,423)	99,698
Dividends	—	—	—	—	(109,891)	(109,891)
Net loss	—	—	—	—	(14,624)	(14,624)
Gain on derivative instruments, net of income tax of $723	—	—	—	1,055	—	1,055

Total comprehensive loss						(13,569)

Balance, March 31, 2006	100	—	286,629	1,547	(311,938)	(23,762)
Dividends	—	—	—	—	(26,759)	(26,759)
Net loss	—	—	—	—	(4,444)	(4,444)
Loss on derivative instruments, net of income tax of $1,131	—	—	—	(1,778)	—	(1,778)
Total comprehensive loss						(6,222)

Balance, March 31, 2007	100	$—	$286,629	$(231)	$(343,141)	$(56,743)

See accompanying notes.

Coinmach Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
		(In thousands)
Operating activities
Net loss	$(4,444)	$(14,624)	$(15,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,378	75,556	76,431
Amortization of advance location payments	20,482	19,219	19,578
Amortization of intangibles	14,372	14,118	14,431
Deferred income taxes	(1,626)	(9,519)	(8,745)
Amortization of deferred issue costs	444	1,396	2,139
Premium on redemption of 9% Senior Notes due 2010	—	14,603	11,295
Write-off of deferred issue costs	—	6,178	3,475
Gain on sale of investment and equipment	(469)	(327)	(557)
Stock based compensation	158	197	—
Change in operating assets and liabilities, net of businesses acquired:
Other assets	461	(943)	1,013
Receivables, net	(379)	880	(279)
Inventories and prepaid expenses	(3,336)	1,575	(738)
Accounts payable and accrued expenses, net	2,866	695	1,906
Accrued interest	4,686	(2,995)	438

Net cash provided by operating activities	107,593	106,009	105,041

Investing activities
Additions to property, equipment and leasehold improvements	(54,854)	(57,937)	(53,444)
Advance location payments to location owners	(16,399)	(14,239)	(18,051)
Additions to net assets related to acquisitions of businesses, net of cash acquired	(17,914)	(3,436)	(628)
Proceeds from sale of investment	—	—	277
Proceeds from sale of property and equipment	1,606	2,884	919

Net cash used in investing activities	(87,561)	(72,728)	(70,927)

Financing activities
Proceeds from credit facility	—	570,000	—
Repayments under credit facility	(2,300)	(241,082)	(19,830)
Credit facility issuance costs	—	(3,108)	—
Redemption of 9% Senior Notes due 2010	—	(324,500)	(125,500)
Payment of premium on 9% Senior Notes due 2010	—	(14,603)	(11,295)
Principal payments on capitalized lease obligations	(3,985)	(4,668)	(4,331)
(Repayments to) borrowings from bank and other borrowings	(153)	(246)	105
Net (repayment to) borrowings from Parent	(9,858)	(2,789)	1,498
Proceeds from intercompany loan	—	101,894	81,670
Capital contribution from Parent	—	—	165,564
Dividends paid to Parent	(26,759)	(109,891)	(96,775)

Net cash used in financing activities	(43,055)	(28,993)	(8,894)

Net (decrease) increase in cash and cash equivalents	(23,023)	4,288	25,220
Cash and cash equivalents, beginning of year	61,128	56,840	31,620

Cash and cash equivalents, end of year	$38,105	$61,128	$56,840

Supplemental disclosure of cash flow information
Interest paid	$60,562	$57,549	$53,674

Income taxes paid	$658	$254	$301

Non cash investing and financing activities
Acquisition of fixed assets through capital leases	$5,128	$4,759	$4,199

Transfer of assets held for sale to fixed assets	$—	$1,936	$—

See accompanying notes.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
     The consolidated financial statements of Coinmach Corporation, a Delaware corporation (“Coinmach”), includes the accounts of all of its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Coinmach is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation (“CLC” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”). Unless otherwise specified herein, references to the “Company”, “we”, “us”, and “our” shall mean Coinmach and its subsidiaries.
     The Company is a provider of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. Through Appliance Warehouse of America Inc. a Delaware corporation jointly owned by CSC and us, (“AWA”), the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp., a Delaware corporation and our own wholly-owned subsidiary, (“Super Laundry”), constructs, designs and retrofits laundromats and distributes laundromat equipment.
     On November 24, 2004, CSC completed its initial public offering (the “IPO”) of Income Deposit Securities (“IDSs”) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings, LLC (“Holdings”), the former parent of the Company, exchanged its CLC capital stock and all of its shares of common stock for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”
     CSC used a portion of the proceeds from the IPO to make an intercompany loan (the “Intercompany Loan”) to us in the aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to CLC aggregating approximately $170.8 million. CLC then contributed approximately $165.6 million to us. We then made a dividend payment to CLC of approximately $93.5 million.
     Coinmach used the net proceeds from the IPO along with available cash to (i) redeem a portion of the 9% senior notes due 2010 of Coinmach (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) make a $93.5 million dividend payment to CLC.
     On February 8, 2006, CSC completed a public offering of 12,312,633 shares of CSC Class A common stock (including an overallotment exercised by the underwriter on February 17, 2006) at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering, including the exercise of the overallotment option, were approximately $102.7 million after deducting underwriting discounts, commissions and other estimated expenses. To the extent required by the indenture governing the CSC 11% senior secured notes due 2024, approximately $101.9 million of the net proceeds from the Class A Offering were loaned to Coinmach in the form of additional indebtedness under the Intercompany Loan (such additional indebtedness is referred to as the “Additional Intercompany Loan”). Coinmach distributed the net proceeds from the Class A Offering to CLC who in turn distributed them to CSC.
     Subject to the satisfaction of certain conditions, the indenture governing the 11% Senior Secured Notes permits us to merge CLC and Coinmach into CSC. We refer to such potential mergers collectively as the “Merger Event.” If we were to consummate the Merger Event in the future, CSC would become an operating company as well as the direct borrower under the Senior Credit Facility (as defined below) and sole owner of the capital stock of Coinmach’s subsidiaries. We are not currently contemplating completion of the Merger Event.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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
     Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $19.4 million for the fiscal year ended March 31, 2007, $20.0 million for the fiscal year ended March 31, 2006 and $24.1 million for the fiscal year ended March 31, 2005.
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
     Reclassifications
     Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.
     Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

	March 31,
	2007	2006
Laundry equipment	$10,825	$7,884
Machine repair parts	3,750	3,574

	$14,575	$11,458

     Long-Lived Assets
     Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2007.
     Assets Held for Sale
     During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $0.4 million, which closed on October 19, 2005, and which resulted in a write down of the related asset value by approximately $0.2 million. This write down is reflected in Other Items, net, on the Statement of Operations for the fiscal year ended March 31, 2006. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company had ceased all marketing efforts and had decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1.9 million as of December 31, 2005, which represented their historical costs. The Company believed the fair valued of these laundromats exceeded the historical cost on the date of transfer.
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

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     Capitalized Software Development Costs
     We have developed software to be utilized internally by our customer service representatives. Expenditures related to such qualifying computer software costs incurred during the application development stage, have been capitalized by us since the activities performed during this stage will create probable future economic benefits. In order for computer software costs to be considered internal-use software, the costs must have the following characteristics: (i) the software must be internally developed, acquired, or modified solely to meet our internal needs and (ii) no plan exists or is being developed to market the software externally during the development or modification of the software. Once we determined that such expenditures were available for actual application, these expenditures were expensed as incurred, similar to maintenance.
     Capitalized software costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product. Unamortized software development costs were approximately $9.3 million and $8.4 million at March 31, 2007 and 2006, respectively, and are included in other assets. Amortization expense was approximately $3.1 million, $1.9 million and $1.8 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
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
     The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2007 and 2006 is as follows (in thousands):

	March 31,
	2007	2006
Route	$197,158	$195,026
Rental	8,515	8,253
Distribution	2,917	2,917

	$208,590	$206,196

     The Company performed its annual assessment of goodwill as of January 1, 2007 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2007 and 2006 consists of the following (in thousands):

	March 31,
	2007	2006
Goodwill — beginning of year	$206,196	$204,780
Acquisitions	2,394	1,416

Goodwill — end of year	$208,590	$206,196

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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
     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years Ending March 31,
2008	$13.6
2009	13.3
2010	12.9
2011	12.6
2012	12.3
     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase of $15.0 million, subject to the outcome of certain purchase price adjustments. The Company allocated approximately $1.9 million to goodwill, approximately $9.7 million to contract rights and approximately $3.4 million to working capital assets.
     During the fiscal year ended March 31, 2007, the Company completed other acquisitions included in the route and rental businesses for a purchase price aggregating approximately $3.7 million of which the Company allocated approximately $0.5 million to goodwill, approximately $2.1 million to contract rights and approximately $1.1 million to working capital assets.
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

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the aggregate change in stockholder’s equity excluding changes in ownership interests. Comprehensive (loss) income consists of gains on derivative instruments (interest rate swap agreements).
     Other Assets
     At March 31, 2007, other assets include deferred financing costs related to the Amended and Restated Credit Facility of approximately $2.5 million, net of accumulated amortization of approximately $2.4 million.
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
     Derivatives
     The Company accounts for derivatives pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The derivatives used by the Company are interest rate swaps designated as cash flow hedges.
     The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive income and upon settlement subsequently reclassified into earnings.
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with the expense recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. See Note 13 “2004 Long-Term Incentive Plan” for further discussion on stock-based compensation.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning April 2009. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
     On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. We will adopt FAS 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the potential effects of FIN 48 on its Consolidated Financial Statements and is not yet in a position to determine what, if any, effects FIN 48 will have on the consolidated financial statements.
3. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,
	2007	2006
Credit facility indebtedness	$567,125	$569,425
Obligations under capital leases	7,865	6,721
Other long-term debt with varying terms and maturities	238	391

	575,228	576,537
Less current portion	5,527	5,502

	$569,701	$571,035

a. Amended and Restated Credit Facility
     On December 19, 2005, Coinmach, CLC and certain subsidiary guarantors entered into an amendment and restatement of the Senior Secured Credit Facility (such amendment and restatement the “Amended and Restated Credit Facility”), which is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). Such credit facility amended and restated the credit facility originally entered into on January 25, 2002. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. The Amended and Restated Credit Facility is secured by a first priority security interest in all of Coinmach’s real and personal property and is guaranteed by each of Coinmach’s domestic subsidiaries. CLC has pledged the capital stock of Coinmach as collateral under the Amended and Restated Credit Facility for the benefit of the lenders thereunder.
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

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
related to the Senior Secured Credit Facility term loans repaid aggregating approximately $1.7 million and (2) expenses aggregating approximately $1.0 million related to the Senior Secured Credit Facility that was amended.
     The revolving loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at the borrower’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. At March 31, 2007, the monthly variable Eurodollar rate was 5.375%.
     The Amended and Restated Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b) 100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to CSC), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Senior Secured Credit Facility. For the fiscal year ended March 31, 2007, there is no required amount that is payable relating to the annual excess cash flow of Coinmach.
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
     At March 31, 2007, the $567.1 million of term loan borrowings under the Amended and Restated Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Amended and Restated Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Amended and Restated Credit Facility outstanding at March 31, 2007 were approximately $6.8 million.
     At March 31, 2007, Coinmach was in compliance with the covenants under the Amended and Restated Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     Debt outstanding under the Amended and Restated Credit Facility consists of the following (in thousands):

		March 31,
	2007	2006
Tranche term loan B, quarterly payments of approximately $575, increasing to approximately $1,425 on March 31, 2009 with the final payment of approximately $541,725 on December 19, 2012 (Interest rate of 7.875% at March 31, 2007)	$567,125	$569,425
Revolving line of credit	—	—

	$567,125	$569,425

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     The aggregate maturities of long-term debt during the next five years and thereafter as of March 31, 2007 are as follows (in thousands):

Principal
Years Ending March 31,	Amount
2008	$5,527
2009	5,570
2010	7,099
2011	6,603
2012	5,854
Thereafter	544,575

Total debt	$575,228

b. Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Amended and Restated Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $1.8 million, net of tax, in the stockholder’s equity section for the fiscal year ended March 31, 2007, relating to the interest rate swaps that qualify as cash flow hedges.
4. Intercompany Loan
     In connection with the IDS Transactions, CSC made the Intercompany Loan to Coinmach in an initial principal amount of approximately $81.7 million which is eliminated in consolidation of our financial statements. The Intercompany Loan is represented by the Intercompany Note. As a result of the Additional Intercompany Loan in February 2006, the principal amount of indebtedness represented by the Intercompany Note increased to $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the Amended and Restated Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Amended and Restated Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     As of March 31, 2007, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     At March 31, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
5. Retirement Savings Plan
     The Company maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.
     Contributions to such plan amounted to approximately $772,000 for the fiscal year ended March 31, 2007, $500,000 for the fiscal year ended March 31, 2006 and $502,000 for the fiscal year ended March 31, 2005. The Company does not provide any other post-retirement benefits.
6. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$99,585	$97,466
Interest rate swap	—	1,063
Other	2,421	2,124

Total deferred tax liabilities	102,006	100,653

Deferred tax assets:
Net operating loss carry forwards	53,412	47,944
Covenant not to compete	1,111	1,177
Transaction costs	—	438
Interest Rate Swap	63	—
Other	613	1,670

Total deferred tax assets	55,199	51,229

Valuation allowances	(10,720)	(10,720)

Net deferred tax assets	44,479	40,509

Net deferred tax liability	$57,527	$60,144

     The net operating loss carryforwards of approximately $131.0 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the fiscal year ended March 31, 2007, the Company generated a taxable loss of approximately $0.6 million primarily due to a loss from operations.
     The (benefit) provision for income taxes consists of (in thousands):

	Year Ended March 31,
	2007	2006	2005
Federal	$(1,267)	$(8,234)	$(6,818)
State	621	(885)	(1,927)

	$(646)	$(9,119)	$(8,745)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Expected tax benefit	$(1,781)	$(8,310)	$(8,431)
State tax provision (benefit), net of federal taxes	404	(1,127)	(1,252)
Valuation allowance	—	170	—
Provision to return adjustment	546	60	832
Permanent book/tax differences	185	88	106

Tax benefit	$(646)	$(9,119)	$(8,745)

7. Guarantor Subsidiaries
     The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have guaranteed the indebtedness under the Amended and Restated Credit Facility referred to in Note 3. The Company has not included separate financial statements of the guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition the non-Guarantor Subsidiaries are “minor” since the combined operations of the non-Guarantor Subsidiaries represent less than 1% of the Company’s total revenue, total assets, stockholder’s equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis. Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries. The condensed consolidating balance sheets as of March 31, 2007 and 2006, the consolidating statements of operations for the years ended March 31, 2007, March 31, 2006 and March 31, 2005, and the condensed consolidating statement of cash flows for the years ended March 31, 2007, March 31, 2006 and March 31, 2005, include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette., Inc., as Guarantor Subsidiaries.
     Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Balance Sheets

	March 31, 2007
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$50,802	$16,008	$—	$66,810
Advance location payments	64,371	—	—	64,371
Property, equipment and leasehold improvements, net	215,632	24,108	—	239,740
Intangible assets, net	491,958	11,432	—	503,390
Intercompany loans and advances	36,085	(8,318)	(27,767)	—
Investment in preferred stock	21,662	—	(21,662)	—
Other assets	4,051	(1,615)	—	2,436

Total assets	$884,561	$41,615	$(49,429)	$876,747

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$69,042	$8,887	$—	$77,929
Current portion of long-term debt	5,026	501	—	5,527

Total current liabilities	74,068	9,388	—	83,456

Deferred income taxes	52,238	5,289	—	57,527
Long-term debt, less current portion	568,219	29,249	(27,767)	569,701
Intercompany loan	183,564	—	—	183,564
Due to parent	39,242	—	—	39,242
Investment in subsidiaries	17,911	—	(17,911)	—
Preferred stock and dividends payable	—	21,662	(21,662)	—
Total stockholder’s deficit	(50,681)	(23,973)	17,911	(56,743)

Total liabilities and stockholder’s deficit	$884,561	$41,615	$(49,429)	$876,747

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Balance Sheets (continued)

	March 31, 2006
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$75,123	$12,179	$—	$87,302
Advance location payments	67,230	12	—	67,242
Property, equipment and leasehold improvements, net	226,301	26,097	—	252,398
Intangible assets, net	491,939	11,169	—	503,108
Intercompany loans and advances	43,948	(18,324)	(25,624)	—
Investment in preferred stock	20,033	—	(20,033)	—
Other assets	6,012	(1,410)	—	4,602

Total assets	$930,586	$29,723	$(45,657)	$914,652

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$63,082	$6,145	$—	$69,227
Current portion of long-term debt	5,396	106	—	5,502

Total current liabilities	68,478	6,251	—	74,729

Deferred income taxes	55,173	4,971	—	60,144
Long-term debt, less current portion	570,857	25,802	(25,624)	571,035
Intercompany loan	183,564	—	—	183,564
Due to parent	48,942	—	—	48,942
Investment in subsidiaries	22,900	—	(22,900)	—
Preferred stock and dividends payable	—	20,033	(20,033)	—
Total stockholder’s deficit	(19,328)	(27,334)	22,900	(23,762)

Total liabilities and stockholder’s equity	$930,586	$29,723	$(45,657)	$914,652

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Statements of Operations

	Year Ended March 31, 2007
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$492,070	$63,228	$—	$555,298
Costs and expenses	441,827	52,869	—	494,696

Operating income	50,243	10,359	—	60,602
Interest expense	63,448	2,244	—	65,692

(Loss) income before income taxes	(13,205)	8,115	—	(5,090)
Income tax (benefit) provision	(3,772)	3,126	—	(646)

	(9,433)	4,989	—	(4,444)
Equity in loss of subsidiaries	(4,988)	—	4,988	—

	(4,445)	4,989	(4,988)	(4,444)
Dividend income	(1,628)	—	1,628	—

Net (loss) income	$(2,817)	$4,989	$(6,616)	$(4,444)

	Year Ended March 31, 2006
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$481,672	$61,813	$—	$543,485
Costs and expenses	434,318	55,111	—	489,429

Operating income	47,354	6,702	—	54,056
Interest expense	53,936	2,014	—	55,950
Transaction costs	21,849	—	—	21,849

(Loss) income before income taxes	(28,431)	4,688	—	(23,743)
Income tax (benefit) provision	(10,955)	1,836	—	(9,119)

	(17,476)	2,852	—	(14,624)
Equity in loss of subsidiaries	(2,852)	—	2,852	—

	(14,624)	2,852	(2,852)	(14,624)
Dividend income	(1,628)	—	1,628	—

Net (loss) income	$(12,996)	$2,852	$(4,480)	$(14,624)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Statements Operations (Continued)

	Year Ended March 31, 2005
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$472,484	$66,120	$—	$538,604
Costs and expenses	426,810	61,302	—	488,112

Operating income	45,674	4,818	—	50,492
Interest expense	54,401	1,852	—	56,253
Interest expense — escrow interest	941	—	—	941
Transaction costs	17,389	—	—	17,389

Income (loss) before income taxes	(27,057)	2,966	—	(24,091)
Income tax (benefit) provision	(10,004)	1,259	—	(8,745)

	(17,053)	1,707	—	(15,346)
Equity in loss of subsidiaries	(1,707)	—	1,707	—

	(15,346)	1,707	(1,707)	(15,346)
Dividend income	(1,628)	—	1,628	—

Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2007
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(2,817)	$4,989	$(6,616)	$(4,444)
Noncash adjustments	100,281	7,456	—	107,737
Change in operating assets and liabilities	1,887	2,413	—	4,300

Net cash provided by operating activities	99,351	14,858	(6,616)	107,593

Investing activities
Investment in and advances to subsidiaries	(6,616)	—	6,616	—
Capital expenditures and advance location payments	(66,192)	(5,061)	—	(71,253)
Acquisition of assets	(17,914)	—	—	(17,914)
Proceeds from sale of property and equipment	—	1,606	—	1,606

Net cash used in operating activities	(90,722)	(3,455)	6,616	(87,561)

Financing activities
Repayment of debt	(2,300)	—	—	(2,300)
Other financing items	(30,515)	(10,240)	—	(40,755)

Net cash used in operating activities	(32,815)	(10,240)	—	(43,055)

Net (decrease) increase in cash and cash equivalents	(24,186)	1,163	—	(23,023)
Cash and cash equivalents, beginning of year	60,541	587	—	61,128

Cash and cash equivalents, end of year	$36,355	$1,750	$—	$38,105

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Statements of Cash Flows (Continued)

	Year Ended March 31, 2006
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	And
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(12,996)	$2,852	$(4,480)	$(14,624)
Noncash adjustments	111,669	9,752	—	121,421
Change in operating assets and liabilities	(2,111)	1,323	—	(788)

Net cash provided by operating activities	96,562	13,927	(4,480)	106,009

Investing activities
Investment in and advances to subsidiaries	(4,363)	—	4,363	—
Capital expenditures and advance location payments	(65,844)	(6,332)	—	(72,176)
Acquisition of assets	(1,225)	(2,211)	—	(3,436)
Proceeds from sale of property and equipment	1,981	903	—	2,884

Net cash used in operating activities	(69,451)	(7,640)	4,363	(72,728)

Financing activities
Repayment of debt	(565,582)	—	—	(565,582)
Other financing items	443,037	(8,342)	—	434,695
Loan from parent	101,894	—	—	101,894

Net cash used in operating activities	(20,651)	(8,342)	—	(28,993)

Net increase (decrease) in cash and cash equivalents	6,460	(2,055)	(117)	4,288
Cash and cash equivalents, beginning of year	54,198	2,642	—	56,840

Cash and cash equivalents, end of year	$60,658	$587	$(117)	$61,128

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Condensed Consolidating Statements of Cash Flows (Continued)

	Year Ended March 31, 2005
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)
Noncash adjustments	108,254	9,793	—	118,047
Change in operating assets and liabilities	(357)	2,697	—	2,340

Net cash provided by operating activities	94,179	14,197	(3,335)	105,041

Investing activities
Investment in and advances to subsidiaries	(3,335)	—	3,335	—
Capital expenditures and advance location payments	(66,204)	(5,291)	—	(71,495)
Acquisition of assets	(628)	—	—	(628)
Proceeds from sale of investment	277	—	—	277
Proceeds from sale of property and equipment	—	919	—	919

Net cash used in investing activities	(69,890)	(4,372)	3,335	(70,927)

Financing activities
Repayment of debt	(145,330)	—	—	(145,330)
Other financing items	62,948	(8,182)	—	54,766
Loan from parent	81,670	—	—	81,670

Net cash used in operating activities	(712)	(8,182)	—	(8,894)

Net increase in cash and cash equivalents	23,577	1,643	—	25,220
Cash and cash equivalents, beginning of year	30,621	999	—	31,620

Cash and cash equivalents, end of year	$54,198	$2,642	$—	$56,840

8. Commitments and Contingencies
     Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $10.5 million for the fiscal year ended March 31, 2007, $10.0 million for the fiscal year ended March 31, 2006 and $9.7 million for the fiscal year ended March 31, 2005.
     Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005.
     The following summarizes property under capital leases at March 31, 2007 and 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Laundry equipment and fixtures	$1,547	$1,300
Trucks and other vehicles	32,350	27,469

	33,897	28,769
Less accumulated amortization	24,459	20,137

	$9,438	$8,632

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2007 are as follows (in thousands):

	Capital	Operating
2008	$3,804	$8,284
2009	2,713	6,981
2010	1,498	5,927
2011	897	4,120
2012	146	2,430
Thereafter	—	6,318

Total minimum lease payments	9,058	$34,060

Less amounts representing interest	1,193

Present value of net minimum lease payments (including current portion of $3,163)	$7,865

     The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2007 were approximately $6.8 million.
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
9. Related Party Transactions
     In February 1997, the Company extended a loan to an executive officer of the Company in the principal amount of $500,000 payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provided that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The remaining balance at March 31, 2006 of $50,000 was forgiven during the year ended March 31, 2007.
     On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note was in an original principal amount of $282,752, the outstanding loan balance under the replacement note was payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note were secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The remaining balance at March 31, 2006 of $56,550 was forgiven during the year ended March 31, 2007.
     During the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005, Coinmach paid a non-independent director, a member of each of the Company’s board of directors, the Coinmach board of directors, the Holdings board of managers and the CLC board of directors, $210,000, $193,000 and $180,000 respectively, for general financial advisory and investment banking services which are recorded in general and administrative expenses. The Company paid a one-time fee of $500,000 to the director in connection with the IDS Transactions in November 2004 and a one-time fee of $125,000 to the director in connection with the Credit Facility Refinancing in January 2006.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     In addition, in February 2006, the Company awarded 11,111 restricted shares of Class A Common Stock to a non-independent director of the Company, 51,111 restricted shares to executive officers and 5,001 restricted shares to our independent directors, and in November 2006 the Company awarded an aggregate of 100,000 shares to executive officers, 7,500 shares to our independent directors and 25,000 shares to a non-independent directors (collectively, the “2007 Restricted Stock Awards”), as noted in Note 13, “2004 Long-Term Incentive Plan.”
     The Company’s independent directors were paid a total of approximately $216,000 for their annual retainers, as well as for attendance fees for the fiscal year ended March 31, 2007.
10. Fair Value of Financial Instruments
     The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
     The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximate their fair value at March 31, 2007.
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
     The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2007	2006	2005
Revenue:
Route	$492,070	$481,671	$472,484
All other:
Rental	38,383	36,130	34,372
Distribution	24,845	25,684	31,748

Subtotal	63,228	61,814	66,120

Total revenue	$555,298	$543,485	$538,604

EBITDA (1):
Route	$161,047	$156,729	$155,378
All other
Rental	17,320	15,388	13,840
Distribution	1,794	721	1,412

Subtotal	19,114	16,109	15,252

Other items, net	—	(310)	(855)
Transaction costs (2)	—	(21,849)	(17,389)
Corporate expenses	(10,327)	(9,579)	(8,843)

Total EBITDA (unaudited)	169,834	141,100	143,543

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended March 31,
	2007	2006	2005
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(96,610)	(97,293)	(98,921)
All other	(7,875)	(8,160)	(8,242)
Corporate	(4,747)	(3,440)	(3,277)

Total depreciation	(109,232)	(108,893)	(110,440)

Interest expense	(65,692)	(55,950)	(56,253)
Interest expense — escrow	—	—	(941)

Consolidated loss before income taxes	$(5,090)	$(23,743)	$(24,091)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the fiscal year ended March 31, 2007 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

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

	Year Ended March 31,
	2007	2006	2005
Expenditures for acquisitions and additions of long-lived assets:
Route	$80,300	$60,151	$64,844
All other	8,867	15,461	7,279

Total	$89,167	$75,612	$72,123

Segment assets:
Route	$837,479	$886,043	$910,980
All other	38,703	27,762	28,209
Corporate assets	565	847	6,072

Total	$876,747	$914,652	$945,261

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

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

	Year Ended March 31,
	2007	2006	2005
Net loss	$(4.4)	$(14.6)	$(15.3)
Provision (benefit) for income taxes	(0.7)	(9.1)	(8.8)
Interest expense	65.7	55.9	56.3
Interest expense — escrow interest	—	—	0.9
Depreciation and amortization	109.2	108.9	110.4

EBITDA (unaudited)*	$169.8	$141.1	$143.5

     The computation of EBITDA for the fiscal year ended March 31, 2007 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     The computation of EBITDA for the fiscal year ended March 31, 2006 has not been adjusted to exclude transaction costs consisting of (i) approximately $14.6 million of redemption premium related to the redemption of the 9% Senior Notes, (ii) approximately $4.5 million of write-off of deferred financial costs related to the redemption of the 9% Senior Notes, (iii) approximately $1.7 million of write-off of unamortized deferred financing costs related to the refinancing of the Senior Secured Credit Facility and (iv) approximately $1.0 million of non-recurring transaction fees and expenses relating to the foregoing.
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
12. Dividends
     On May 10, 2006, the board of directors of Coinmach approved an aggregate cash dividend of approximately $17.0 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on June 1, 2006 to CLC. to be used by CSC to satisfy in part distribution payments under its IDSs and CSC Class A Common Stock.
     On August 1, 2006, the board of directors of Coinmach approved an aggregate cash dividend of approximately $3.2 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on September 1, 2006 to CLC to be used by CSC to satisfy in part distribution payments under its IDSs and CSC Class A Common Stock.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
     On November 3, 2006, the board of directors of Coinmach approved an aggregate cash dividend of approximately $3.3 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on December 1, 2006 to CLC to be used by CSC to satisfy in part distribution payments under its IDSs and CSC Class A Common Stock.
     On February 1, 2007, the board of directors of Coinmach approved an aggregate cash dividend of approximately $3.3 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on March 1, 2007 to CLC to be used by CSC to satisfy in part distribution payments under its IDSs and CSC Class A Common Stock.
     On May 9, 2007, the board of directors of Coinmach approved an aggregate cash dividend of approximately $13.3 million on Coinmach’s outstanding common stock which cash dividend was paid by Coinmach on June 1, 2007 to CLC to be used by CSC to satisfy in part distribution payments under its IDSs and CSC Class A Common Stock.
13. 2004 Long-Term Incentive Plan
     The Company’s Long-Term Incentive Plan (the “2004 LTIP”) provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of March 31, 2007, the board of directors of CSC had authorized up to 2,836,729 shares of Class A Common Stock for issuance under the 2004 LTIP.
     During the 2006 fiscal year, Company awarded restricted shares of Class A Common Stock as follows: (i) with respect to executive officers, $460,000 (or 51,111 shares in the aggregate) (ii) with respect to our independent directors, $45,000 (or 5,001 shares in the aggregate) and (iii) with respect to a director, $100,000 (or 11,111 shares). In addition, $200,000 worth of restricted shares of Class A Common Stock (or 21,666 shares) were designated for an employee pool, awarded to employees (such award together with the restricted stock awards approved by the board of directors of CSC, the “2006 Restricted Stock Awards”) other than executive officers at the discretion of the Company’s chief executive officer.
     The 2006 Restricted Stock Awards to the independent directors were fully vested on the date of grant, and those to the non-independent director, the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the 2006 Restricted Stock Awards to the executive officers and the director vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods.
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
     On March 6, 2007, approximately $158,000 worth of restricted stock of Class A Common Stock (or 15,000 shares) were awarded by our Chief Executive Officer from the employee pool to certain employees which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of March 6, 2007 (collectively, “the March 2007 Restricted Stock Awards”).
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to our executive officers and the March 2007 Restricted Stock Awards consisted of time-based shares (the “Time Vesting Shares”) as well as performance-based shares (the “Performance Vesting Shares”). Pursuant to the award agreements for the executive officers and the recipients of the March 2007

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Restricted Stock Awards, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are Performance Vesting Shares. The 2007 Restricted Stock Award to our non-independent director consisted solely of Time Vesting Shares.
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
     The fair value of the Time Vesting Shares issued as part of the 2007 Restricted Stock Award of $10.00 per share and the fair value of the March 2007 Restricted Stock Awards of $10.55 will be recorded as compensation expense over the vesting periods. In addition, since the Performance Vesting Shares vest upon the attainment of certain performance criteria, the Company will record compensation expense only for those Performance Vesting Shares of which the attainment of applicable performance conditions is probable.
     Compensation expense of approximately $0.2 million has been recorded to the statement of operations for both the fiscal years ended March 31, 2007 and March 31, 2006. The Company has estimated the forfeiture rate to be zero.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements
     A summary of the status of the Company’s restricted shares and restricted units as of March 31, 2007 are presented below.

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract
Restricted shares unvested at April 1, 2005	—	$—
Restricted shares granted	88,889	9.01
Vested	21,776	9.01

Restricted shares unvested at March 31, 2006	67,113	9.01

Restricted shares granted	147,500	10.06
Shares forfeitured	1,111	9.01
Vested	39,055	9.58

Restricted shares unvested at March 31, 2007	174,447	$9.77

     As of March 31, 2007, there was approximately $1.1 million of unrecognized compensation costs in the aggregate related to restricted share compensation arrangements pertaining to the 2006 Restricted Stock Awards and the Time Vesting Shares from the 2007 Restricted Stock Awards. That cost is expected to be recognized over a weighted average period of 3.0 years. In addition, as of March 31, 2007, there was approximately $0.1 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined will relate to the probable outcome for the attainment of certain performance conditions. Such costs are expected to be recognized over a weighted average period of 2.25 years. At March 31, 2007, there was also approximately $0.2 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined are not probable for the attainment of certain performance conditions.
14. Quarterly Financial Information (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007
Revenues	$139,285	$136,310	$140,971	$138,732
Operating income	15,265	14,436	16,438	14,463
Loss before income taxes	(798)	(2,176)	(241)	(1,875)
Net loss	(491)	(1,546)	(350)	(2,057)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Revenues	$133,830	$132,320	$138,744	$138,591
Operating income	14,242	12,115	14,814	12,885
Income (loss) before income taxes	552	(1,559)	(1,529)	(21,207)
Net income (loss)	296	(954)	(963)	(13,003)

Coinmach Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period
Year ended March 31, 2007 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$4,326,000	$1,255,000	$—	$(2,209,000)	$3,372,000
Year ended March 31, 2006 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$3,794,000	$1,574,000	$—	$(1,042,000)	$4,326,000
Year ended March 31, 2005 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$2,892,000	$1,617,000	$—	$(715,000)	$3,794,000

(1)	Write-off to accounts receivable.

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement (incorporated by reference from exhibit 1.1 to Amendment No. 4 CSC’s Form S-1 filed on February 2, 2006, file number 333-114421)

3.1	Amended and Restated Certificate of Incorporation of Coinmach Service Corp. (referred to as CSC) (incorporated by reference from exhibit 3.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

3.2	Amended and Restated Bylaws of CSC (incorporated by reference from exhibit 3.2 to CSC’s Form 10-K for the year ended March 31, 2006, file number 001-32359)

3.3	Second Restated Certificate of Incorporation of Coinmach Laundry Corporation ((formerly SAS Acquisitions Inc.) and referred to as CLC) (incorporated by reference from exhibit 3.3 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.4	Bylaws of CLC Acquisition Corp. (now known as CLC) (incorporated by reference from exhibit 3.4 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.5	Restated Certificate of Incorporation of Coinmach Corporation (referred to as Coinmach) (incorporated by reference from exhibit 3.5 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.6	Amended and Restated Bylaws of Coinmach (incorporated by reference from exhibit 3.6 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.7	Certificate of Incorporation of Super Laundry Equipment Corp. (incorporated by reference from exhibit 3.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.8	Bylaws of Super Laundry Equipment Corp. (incorporated by reference from exhibit 3.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.9	Certificate of Incorporation of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit 3.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.10	Bylaws of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit 3.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.11	Certificate of Incorporation of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit 3.11 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

3.12	Amended and Restated Bylaws of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit 3.12 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.13	Certificate of Amendment of Certificate of Incorporation of American Laundry Franchising Corp. (incorporated by reference from exhibit 3.13 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

3.14	Bylaws of American Laundry Franchising Corp. (incorporated by reference from exhibit 3.14 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

4.1	Indenture, dated November 24, 2004, by and between CSC, the subsidiary guarantors named therein and the Bank of New York, as Trustee (incorporated by reference from exhibit 4.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.2	Security Agreement, dated November 24, 2004, between CSC and CLC in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.3	Pledge Agreement, dated November 24, 2004, between CSC and CLC in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.4	Intercompany Note of Coinmach issued to CSC, dated November 24, 2004 (incorporated by reference from exhibit 4.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.5	Intercompany Note Guaranty, dated November 24, 2004 (incorporated by reference from exhibit 4.5 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.6	Guarantee relating to the Senior Secured notes due 2024 of CSC, dated November 24, 2004 (incorporated by reference from exhibit 4.6 to Coinmach’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.7	CSC Senior Secured Note, dated November 24, 2004 (incorporated by reference from exhibit 4.7 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.8	IDS Certificate (incorporated by reference from exhibit 4.8 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.1	Amended and Restated Securityholders Agreement, among CSC, Coinmach Holdings LLC (referred to as Holdings) and its unit holders (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.2	Intercreditor Agreement, by and among CLC, the collateral agent under the Credit Agreement and the collateral agent named therein (incorporated by reference from exhibit 10.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.3	Purchase Agreement, by and between Holdings and CSC (incorporated by reference from exhibit 10.5 to CSC’s Form 10-K for the year ended March 31, 2006, file number 001-32359)

10.4	Indemnity Agreement, by and between CSC and Woody M. McGee (incorporated by reference from exhibit 10.6 to CSC’s Form 10-K for the year ended March 31, 2005, file number 001-32359)

10.5	Indemnity Agreements, by and between CSC and each director and executive officer named therein (incorporated by reference from exhibit 10.6 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.6	Senior Management Agreement, dated March 6, 2003, by and among Coinmach, Holdings and Mitchell Blatt (incorporated by reference from exhibit 10.8 to Amendment No. 5 to CSC’s Form S-

Exhibit
Number	Description

1 filed on November 3, 2004, file number 333-114421)

10.7	Employment Agreement, dated as of July 1, 1995, by and between Solon (as predecessor-in-interest to Coinmach), Michael E. Stanky and GTCR (incorporated by reference from exhibit 10.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.8	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.9	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.10	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.11	Security Agreement, dated January 25, 2002, among Coinmach, each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.12	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach in favor of DB Trust (incorporated by reference from exhibit 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.13	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach, in favor of DB Trust (incorporated by reference from exhibit 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.14	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach, as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.15	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.16	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and CLC (incorporated by reference from exhibit 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.17	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.18	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.20	Amended and Restated Promissory Note, by and between MCS, as borrower and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.21	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.22	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.23	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.24	Amended and Restated Promissory Note, by and between Ramon Norniella, as borrower and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.34 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.25	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit 10.28 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.26	Senior Management Employment Agreement, by and between Coinmach and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.27	Limited Liability Company Agreement of Holdings, dated March 6, 2003 (incorporated by reference from exhibit 10.35 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.28	Amendment No. 1 to the Limited Liability Company Agreement of Holdings (incorporated by reference from exhibit 10.36 to Amendment No. 7 to CSC’s Form S-1 filed on November 18, 2004, file number 333-114421)

10.29	CSC 2004 Long Term Incentive Plan (incorporated by reference from exhibit 10.35 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.30	CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.31	Amendment No. 1 to Holdings Pledge Agreement made by CLC to DB Trust (incorporated by reference from exhibit 10.40 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.32	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit 10.34 to CSC’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.33	Restricted Stock Award Agreement, dated February 15, 2006, by and between Stephen R. Kerrigan and CSC (incorporated by reference from exhibit 10.44 to CSC’s Form 10-K for the fiscal year

Exhibit
Number	Description

ended March 31, 2006, file number 001-32359)

10.34	Restricted Stock Award Agreement, dated February 15, 2006, by and between Robert M. Doyle and CSC (incorporated by reference from exhibit 10.45 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.35	Restricted Stock Award Agreement, dated February 15, 2006, by and between Mitchell Blatt and CSC (incorporated by reference from exhibit 10.46 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.36	Restricted Stock Award Agreement, dated February 15, 2006, by and between Michael E. Stanky and CSC (incorporated by reference from exhibit 10.47 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.37	Restricted Stock Award Agreement, dated February 15, 2006, by and between Ramon Norniella and CSC (incorporated by reference from exhibit 10.48 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.38	Restricted Stock Award Agreement, dated February 15, 2006, by and between James N. Chapman and CSC (incorporated by reference from exhibit 10.49 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.39	Restricted Stock Award Agreement, dated November 3, 2006, by and between Stephen R. Kerrigan and CSC (incorporated by reference from exhibit 10.1 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.40	Restricted Stock Award Agreement, dated November 3, 2006, by and between Robert M. Doyle and CSC (incorporated by reference from exhibit 10.2 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.41	Restricted Stock Award Agreement, dated November 3, 2006, by and between Mitchell Blatt and CSC (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.42	Restricted Stock Award Agreement, dated November 3, 2006, by and between Michael E. Stanky and CSC (incorporated by reference from exhibit 10.4 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.43	Restricted Stock Award Agreement, dated November 3, 2006, by and between Ramon Norniella and CSC (incorporated by reference from exhibit 10.5 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.44	Restricted Stock Award Agreement, dated November 3, 2006, by and between James N. Chapman and CSC (incorporated by reference from exhibit 10.6 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.45	Amended and Restated Credit Agreement dated December 19, 2005, among Coinmach, CLC, the Subsidiary Guarantors named therein, the lending institutions named therein, Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank N.A. First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit 10.45 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

Exhibit
Number	Description

10.46	Amendment Agreement, dated December 19, 2005, among Coinmach, CLC, the subsidiary guarantors named therein, the several lenders and other persons with a Commitment (as defined therein under the Amended and Restated Credit Agreement, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas. (incorporated by reference from exhibit 10.46 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.47	Amendment No. 1 to Intercreditor Agreement, dated December 22, 2005, by and among CLC, Deutsche Bank Trust Company Americas and The Bank of New York (incorporated by reference from exhibit 10.47 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.48	Amendment No. 1 to Collateral Assignment of Leases, dated December 19, 2005, by and between Coinmach and Deutsche Bank Trust Company Americas, Inc. f/k/a Bankers Trust Company (incorporated by reference from exhibit 10.48 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.49	Amendment No. 1 to Collateral Assignment of Location Leases, dated December 19, 2005, by and between Coinmach and Deutsche Bank Trust Company Americas, Inc. f/k/a Bankers Trust Company (incorporated by reference from exhibit 10.49 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.50	Amendment No. 1 to Credit Party Pledge Agreement, dated December 19, 2005, by and among Coinmach and each of the guarantors named therein and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company (incorporated by reference from exhibit 10.50 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.51	Amendment No. 2 to Holdings Pledge Agreement, dated December 19, 2005, between CLC and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company) (incorporated by reference from exhibit 10.51 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.52	Amended and Restated Senior Management Agreement, dated June 7, 2005, by and among CSC, Holdings, Coinmach, MCS and Stephen R. Kerrigan (incorporated by reference from exhibit 10.1 to CSC’s Form 10-Q for the period ended June 30, 2005, file number 001-32359)

10.53	Amended and Restated Senior Management Agreement, dated June 7, 2005, by and among CSC, Holdings, Coinmach, MCS and Robert M. Doyle, (incorporated by reference from exhibit 10.2 to CSC’s Form 10-Q for the period ended June 30, 2005, file number 001-32359)

10.54	Indemnity Agreement, dated August 1, 2005, by and between CSC and William M. Kelly (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended June 30, 2005, file number 001-32359)

12.1*	Statement re: Computation of Earnings to Fixed Charges

21.1*	Subsidiaries of CSC

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as

Exhibit
Number	Description

enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith