Form 10-K/A
period 2007-03-31
COINMACH SERVICE CORP
filed 2007-07-27
CIK 1282858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-32359
Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 303 Sunnyside Blvd., Suite 70, Plainview, New York (Address of principal executive offices)	20-0809839 (I.R.S. Employer Identification No.) 11803 (Zip Code)
(516) 349-8555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Income Deposit Securities, each representing one share of Class A common stock, $0.01 par value per share, and an 11% Senior Secured Note due 2024 in a principal amount of $6.14	American Stock Exchange

Class A common stock, $0.01 par value per share	American Stock Exchange
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
     Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2006, the aggregate market value of the outstanding shares of Class A Common Stock, $0.01 par value per share (the “Class A Common Stock”) (whether or not underlying Income Deposit Securities (“IDSs”)) that were held by non-affiliates of the registrant was approximately $251,512,323.
     In determining the market value of shares of Class A Common Stock, all outstanding shares of Class A Common Stock (whether or not underlying IDSs) were assigned a value equal to the $9.93 closing price per share of the registrant’s Class A Common Stock, as quoted on the American Stock Exchange on September 30, 2006. In determining the shares of Class A Common Stock held by non-affiliates, securities beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Class A Common Stock (whether or not underlying IDSs) have been excluded. The determination of the value of the Class A Common Stock and the determination of affiliate status are not necessarily a conclusive determination for other purposes.
     As of the close of business on April 30, 2007, the registrant had outstanding (i) 13,350,911 IDSs, (ii) 29,260,030 shares of Class A common stock (of which 15,909,119 were held separate and apart from IDSs) and (iii) 23,374,450 shares of Class B common stock, $0.01 par value per share (the “Class B Common Stock”).

COINMACH SERVICE CORP.
FORM 10-K/A

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission, or SEC, on June 5, 2007, to (i) amend the number of shares of IDSs outstanding as of April 30, 2007 and the number of shares of Class A common stock held separate and apart from IDSs outstanding as of April 30, 2007 disclosed on the cover page of our form 10-K, (ii) include disclosure regarding our entry into an agreement and plan of merger with Spin Holdco Inc. and Spin Acquisition Co., as of June 14, 2007, which we are disclosing in Part I, Item 1 as well as providing new risk factors related to the merger with respect to Part I, Item 1a, (iii) provide the performance graphs required by Part II, Item 5 and (iv) include the disclosure required by Part III, Item 10, Item 11, Item 12, Item 13 and Item 14 of Form 10-K.
     This Amendment is also being filed to reflect the filing of the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Finally, Part IV, Item 15(a)(3) of the Annual Report on Form 10-K is restated to reflect the inclusion or accompaniment of such certifications as Exhibits to this Amendment No. 1 to Form 10-K/A and the addition of exhibits filed with the Securities and Exchange Commission since the filing of the Annual Report on Form 10-K.
     This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. Except for the inclusion of the information described above, this Amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on June 5, 2007 or modify or update any other information or exhibits to the Annual Report on Form 10-K.
     We expect to hold a Special Meeting of Stockholders to consider and vote on the proposed agreement and plan of merger and to mail to our stockholders definitive proxy materials in advance of such meeting. Accordingly, we have postponed our 2007 Annual Meeting of Stockholders pending the outcome of the Special Meeting of Stockholders.
     References in this Amendment No. 1 on Form 10-K/A to the “Company,” we,” “us,” and “our” refer to Coinmach Service Corp.

PART I
Item 1. BUSINESS
Recent Developments
     Since the date of the original filing of the Annual Report on Form 10-K on June 5, 2007, we have entered into an agreement and plan of merger, dated as of June 14, 2007, by and among the Company, Spin Holdco Inc. and Spin Acquisition Co., a wholly-owned subsidiary of Spin Holdco Inc., pursuant to which Spin Acquisition Co. will merge with and into the Company. Spin Holdco Inc. is an affiliate of Babcock & Brown Limited (“Babcock”), a global investment and advisory firm operating from 28 offices across Australia, North America, Europe, Asia, United Arab Emirates, and Africa. An announcement of the merger was made by press release on June 15, 2007, followed by a filing on Form 8-K on June 19, 2007. An excerpt of the 8-K filing is provided below.
Excerpt of the 8-K filing made on June 19, 2007
     On June 14, 2007, Coinmach Service Corp., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spin Holdco Inc., a Delaware corporation (“Parent”), and Spin Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Parent and Merger Sub are affiliates of Babcock & Brown Limited.
     Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company, each share of (a) class A common stock, par value $0.01 per share, of the Company (the “Class A Common Stock”), including the shares of Class A Common Stock underlying the units of Income Deposit Securities of the Company, and (b) class B common stock, par value $0.01 per share, of the Company (the “Class B Common Stock,” and together with the Class A Common Stock, collectively, the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by Parent, the Company or their respective subsidiaries or Shares with respect to which appraisal rights have been properly exercised), will be converted into the right to receive $13.55 in cash (the “Merger Consideration”).
     At the effective time of the Merger, each award of restricted Class A Common Stock granted under the Company’s incentive plans will no longer be restricted and, unless otherwise agreed between Parent and the holder of such restricted Class A Common Stock, will be converted into the right to receive the Merger Consideration.
     The consummation of the Merger, as provided in the Merger Agreement, is not conditioned upon Parent’s or Merger Sub’s ability to obtain financing. Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which are expected to be sufficient for Parent to pay all amounts required to consummate the Merger and the other transactions contemplated by the Merger Agreement.
     The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants not to take certain actions during the period between the execution of the Merger Agreement and the consummation of the Merger. The Company has also agreed not to (a) solicit or facilitate proposals that constitute, or could reasonably be expected to lead to, an alternative proposal to acquire the Company, or (b) engage in any discussions regarding, or provide any confidential information in connection with, any alternative proposal to acquire the Company, in each case except as otherwise provided in the Merger Agreement. The Merger Agreement allows, under certain specified circumstances, the Board of Directors of the Company to change its recommendation in respect of the Merger, to enter into an agreement in respect of an alternative transaction and to recommend or approve an alternative transaction.
     Consummation of the Merger is subject to certain conditions, including, among others, (a) approval of the Merger Agreement by the Company’s stockholders, (b) absence of any law or order prohibiting the consummation of the Merger, (c) expiration or termination of any applicable waiting periods under the Hart—Scott—Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (d) each party’s respective representations and warranties in the Merger Agreement being true and correct, subject to specified materiality standards contained in the Merger Agreement and (e) material compliance by each party with its respective covenants. The parties presently anticipate closing the transaction during the third quarter of 2007.
     The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement, under specified circumstances (including, among other things, upon termination of the Merger Agreement by the Company if its Board of Directors authorizes the Company to enter into any letter of intent or agreement relating to an alternative proposal to acquire the Company), the Company will be required to pay Parent a termination fee of $15 million, plus up to $2 million in fees and expenses. If the Merger Agreement is terminated by the Company due to the failure of Parent or Merger Sub to perform their respective obligations necessary to consummate the Merger and certain other conditions are met, Parent and Merger Sub will be required to pay the Company a cash fee of $15 million, plus up to $2 million in fees and expenses and any outstanding amounts required to be reimbursed to the Company by Parent or Merger Sub under the Merger Agreement. The obligation of Parent and Merger Sub to pay the $15 million termination fee and up to $2 million in fees and expenses is supported by an equity commitment letter from Babcock & Brown Investment Holdings Pty Ltd., an affiliate of Parent, in favor of Parent.
     On June 14, 2007, Parent entered into a Voting Agreement with Coinmach Holdings, LLC (a controlling stockholder of the Company and owner of all of the outstanding shares of Class B Common Stock), GTCR-CLC, LLC and certain members of the Company’s senior management, pursuant to which, among other things, such parties agreed to vote their respective shares of capital stock of the Company in favor of adoption and approval of the Merger Agreement. The Voting Agreement will terminate upon the earlier to occur of (a) the effective time of the Merger, (b) the date on which the Board of Directors of the Company effects a change of recommendation in accordance with the Merger Agreement, (c) the date on which the Merger Agreement is terminated, and (d) December 30, 2007.
     On June 14, 2007, Parent entered into an Exchange Agreement with certain members of senior management of the Company, Coinmach Laundry Corporation and the secretary of Coinmach Laundry Corporation, pursuant to which, among other things, immediately prior to the effective time of the Merger, such members of senior management will exchange a portion of their shares of the Company for common stock of Parent. As contemplated by the Voting Agreement and the Exchange Agreement, the remainder of their shares of capital stock of the Company which has not been exchanged will be purchased, immediately prior to the effective time of the Merger, by Babcock & Brown Spinco LLC, an affiliate of Parent, or its designee.

Item 1A. RISK FACTORS
The proposed Merger is subject to conditions to closing, including the receipt of the required approval by our shareholders, which could result in the Merger being delayed or not consummated, and could negatively impact our business, stock price, financial condition and operations.
The proposed Merger is subject to conditions to closing as set forth in the Merger Agreement, including obtaining the required approval from our shareholders. The Antitrust Division of the United States Department of Justice and the Federal Trade Commission granted “early termination” of the 30-day statutory waiting period on July 10, 2007. If any of the other conditions to the Merger are not satisfied or, where permissible, not waived, the Merger will not be consummated. The delay or failure to consummate the Merger could negatively impact our business, stock price, and financial condition. Our failure to consummate the Merger may negatively impact our future business, growth, revenue, and results of operations and our ability to attract any future potential acquirer.
While the terms of the Merger Agreement allow us to consider unsolicited alternative proposals under certain circumstances, they prohibit solicitation of other proposals by us.
Certain provisions in the Merger Agreement make it difficult for us to sell our business to a party other than to Parent and Merger Sub. These provisions include the general prohibition on us from soliciting any acquisition proposal or offer for a competing transaction, and a requirement that we pay a termination fee of $15 million, plus the reasonable and documented out of pocket expenses of Parent, Merger Sub and their affiliates in connection with the Merger, not exceeding $2 million, if the Merger Agreement is terminated in specified circumstances. Furthermore, the termination fee could discourage other companies from trying to acquire us and may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay our shareholders.
There is the potential that because of certain covenants we agreed to in the Merger Agreement that restrict the conduct of our business prior to the completion of the Merger, there could be an adverse effect on our business, properties and operations.
Pursuant to the Merger Agreement, prior to the consummation of the Merger, we are subject to certain covenants that restrict our business. These prohibitions include, but are not limited to, (i) merging or consolidating with any company other than Parent and Merger Sub, (ii) acquiring the majority of the assets or capital stock of any company for a total aggregate consideration in excess of $1 million, (iii)  acquiring any substantial portion of stock or assets or businesses other than acquisitions of majority ownership or material assets of up to $1 million (iv) paying certain dividends, (v) creating or incurring any lien on our assets, (vi) making any loan, advancing any money or making a capital contribution other than in the ordinary course of business consistent with past practice, (vii) incurring any indebtedness for borrowed money other than in the ordinary course of business in an aggregate amount in excess of $1 million, (viii) except as set forth in our capital budget or in connection with one or more permitted acquisitions each of which not in excess of $1 million, making or authorizing any capital expenditures in excess of $2 million and (ix) entering into or materially amending, modifying, waiving, supplementing or terminating any material contract, as such term is defined in the Merger Agreement, outside the ordinary course of business and consistent with past practice.
These covenants could have an adverse effect on our business pending the Merger by limiting our ability to take advantage of a financing, acquisition or other corporate opportunity.
The financing contemplated by Parent, Merger Sub and their affiliates for the consummation of the Merger might not be obtained.
Parent, Merger Sub and their affiliates currently have commitments from lenders to finance the Merger, but these commitments may change prior to the consummation of the Merger. If any of these commitments fall through, Parent, Merger Sub and their affiliates may look for other acceptable alternative commitments. This may cause a delay in the consummation of the Merger, which may have a negative effect on our business, stock price, financial condition and results of operations. While Parent’s obligation to finance the merger is not subject to a financing condition, if Parent is not able to obtain such financing arrangements or obtain other financing or funds sufficient for it to consummate the Merger and the other transactions contemplated by the Merger Agreement and pay all related transaction costs and expenses, there is a chance that the Merger will not be consummated. The failure to consummate the Merger with Parent and Merger Sub may have a further negative impact on our future business, stock price, customer and employee perception, financial condition and results of operations and our ability to attract any future potential acquirer.

We have incurred, and will continue to incur, significant costs in connection with the Merger.
We have incurred, and will continue to incur, substantial costs in connection with the Merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. If the Merger is not completed, we will have incurred these costs but will have received little or no benefit.
If litigation is initiated with respect to the Merger, the completion of the Merger may be jeopardized and our business, financial condition and results of operations may be adversely impacted.
Litigation may be initiated relating to the Merger by our shareholders, the parties to the Merger, or other third parties, which may affect the completion of the Merger. Such potential litigation may be costly and time consuming. If the Merger is delayed or is not consummated, our business, stock price, financial condition and results of operations may be negatively impacted. Further, the perception arising from any such litigation may negatively impact our future business, stock price, financial condition and results of operations, if the Merger is not consummated.
During the pendency of the Merger, our management’s attention may be diverted from our ongoing business operations, which may result in our business and results of operation being adversely affected.
During the pendency of the Merger, our management will be required to devote a portion of its time to help ensure that each condition necessary for the consummation of the Merger is met. The attention given to the Merger may result in our management not being able to devote sufficient time to other areas of the business, especially if disputes arise between the parties or if litigation is commenced in connection with the Merger.

PART II

Item 5.	MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
     Set forth below are separate line graphs comparing the change in the cumulative total IDS holder return on our IDSs and the cumulative total Class A Common Stock holder return on our shares of Class A Common Stock not forming a part of IDSs, with the cumulative total return of the AMEX Composite Index and the Russell 2000 Index. The comparison for the IDSs is for the period from November 22, 2004, the last day prior to commencement of trading of our IDSs on the American Stock Exchange, to March 31, 2007, and assumes the investment of $100 on November 22, 2004 and the reinvestment of dividends and interest. Such graph is plotted as of the end of each fiscal quarter.
     The comparison for the shares of Class A Common Stock not forming a part of IDSs is for the period from February 7, 2006, the last day prior to commencement of trading of our separately held shares of Class A Common Stock on the American Stock Exchange, to March 31, 2007, and assumes the investment of $100 on February 7, 2006 and the reinvestment of dividends. Such graph is plotted as of the end of each fiscal quarter.
     The Company selected the Russell 2000 Index, which is comprised of issuers having a similar market capitalization with the Company, because it believes that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative total return of its IDSs and separately held shares of Class A Common Stock.
     The price performance of each of the IDSs and separately held shares of Class A Common Stock shown on the graphs below only reflect the change in the prices of IDSs and separately held shares of Class A Common Stock relative to the noted indices and is not intended to forecast or be indicative of future price performance.

	11/22/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/30/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007
IDSs	$100.00	$100.44	$97.54	$102.81	$109.32	$125.40	$134.12	$138.05	$153.92	$161.20	$174.11
AMEX Composite Index	$100.00	$104.90	$106.75	$112.95	$127.02	$128.64	$141.58	$141.04	$139.45	$150.39	$159.05
Russell 2000 Index	$100.00	$104.83	$98.96	$102.92	$107.45	$108.32	$123.11	$116.60	$116.74	$126.73	$128.83

	2/7/2006	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007
Class A Common Stock	$100.00	$106.74	$118.77	$117.46	$143.61	$130.40
AMEX Composite Index	$100.00	$106.33	$105.93	$104.73	$112.95	$119.46
Russell 2000 Index	$100.00	$106.69	$101.04	$101.17	$109.83	$111.65

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executives
     The directors and executive officers of the Company, Coinmach Laundry Corporation, a Delaware corporation (“CLC”), Coinmach Corporation, a Delaware corporation (“Coinmach”) and Coinmach Holdings, LLC, a Delaware limited liability company (“Holdings”) are set out in the tables below. Such tables are followed by descriptions of all positions and offices held by such persons with us, Holdings and/or subsidiaries, the periods during which they have served as such and certain other information. The term of office of each director continues until the elections of directors to be held at the next annual meeting of stockholders or until his successor has been elected. The term of office of each executive officer continues until the election of executive officers to be held at the next annual meeting of directors or until his successor has been duly elected or until his resignation or removal.
     The table below lists our directors and executive officers.
The Company

Name	Title	Age
Stephen R. Kerrigan	Chairman of the Board of Directors, President and Chief Executive Officer	53
Robert M. Doyle	Chief Financial Officer, Senior Vice President, Secretary and Treasurer	50
James N. Chapman	Director	45
David A. Donnini	Director	41
William M. Kelly	Director	57
Woody M. McGee	Director	55
Bruce V. Rauner	Director	50
John R. Scheessele	Director	59
     The table below lists the executive officers of Holdings and/or our subsidiaries, as the case may be. Unless otherwise indicated, the officers listed below hold the positions set forth opposite their names for Holdings, CLC and Coinmach.
The Company’s Subsidiaries and/or Holdings

Name	Title	Age
Stephen R. Kerrigan	Chairman of the Board of Directors, President and Chief Executive Officer	53
Robert M. Doyle	Chief Financial Officer, Senior Vice President and Treasurer	50
Mitchell Blatt	President and Chief Operating Officer	55
Michael E. Stanky	Senior Vice President	55
Ramon Norniella	Senior Vice President of Coinmach, President and Secretary of AWA	48
     Set forth below is certain information concerning the directors and executive officers, including principal occupation during at least the last five years, based on data furnished by each director and executive officer.
     Mr. Stephen R. Kerrigan. Mr. Kerrigan has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since March 2004. Mr. Kerrigan has been Chief Executive Officer of our subsidiaries Coinmach since November 1995 and CLC since May 1996 and has been Chief Executive Officer of Holdings since March 2003. Mr. Kerrigan has been a director and Chairman of the CLC board of directors since April 1995, Chairman of the board of managers of Holdings since November 2002 and a member of the board of managers of Holdings since March 2003. Mr. Kerrigan was a director of the Coinmach Corporation (“TCC”) from January 1995 to November 1995 and a director of Solon Automated Services, Inc. (“Solon”) from April 1995 to November 1995.
     Mr. Robert M. Doyle. Mr. Doyle has been the Company’s Chief Financial Officer, Senior Vice President, Treasurer and Secretary since December 2003. Mr. Doyle has been Chief Financial Officer, Senior Vice President,

Treasurer and Secretary of CLC since April 1996, of Coinmach since November 1995 and of Holdings since November 2002. Mr. Doyle was a director of Coinmach from November 1995 to March 2003. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC’s predecessor in 1986 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.
     Mr. James N. Chapman. Mr. Chapman has been a director of the Company since 2004. He serves on the Compensation Committee and Nominating Committee. Mr. Chapman is a non-executive Director of JetWorks Leasing, LLC, an aircraft management services company based in Greenwich, Connecticut, which he joined in December 2004. Mr. Chapman has been a director of Coinmach and a member of the board of managers of Holdings since March 2003 and a director of CLC since 1995. Prior to JetWorks, Mr. Chapman was associated with Regiment Capital Advisors, LLC, a high-yield hedge fund based in Boston which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds (including Regiment), across a range of industries. Mr. Chapman serves as a member of the board of directors of AerCap Holdings, N.V., a global aviation company based in the Netherlands, and Scottish Re Group Ltd., a reinsurance company based in Bermuda. Mr. Chapman also serves as a member of the board of directors of a number of private companies.
     Mr. David A. Donnini. Mr. Donnini has been a director of the Company since 2004. He serves on the Compensation Committee and the Nominating Committee. Mr. Donnini has been a Principal of GTCR, a private equity firm based in Chicago, Illinois, since 1993, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Donnini has been a director of Coinmach and a member of the board of managers of Holdings since March 2003 and a director of CLC since July 1995. Mr. Donnini serves as a member of the boards of directors of Prestige Brands, a consumer products manufacturer based in Irvington, New York, Syniverse Technologies, Inc., a network services provider based in Tampa, Florida, Triad Financial, an automobile financing firm based in Huntington Beach, California, and a number of private companies.
     Mr. William M. Kelly. Mr. Kelly has been a director of the Company since 2005. He serves on the Audit Committee. Mr. Kelly is the President and Chief Operating Officer of Blue Tee Corp., an employee owned company involved in steel distribution, ferrous scrap and in the design and manufacture of equipment and replacement parts for the refining, earthmoving, waterwell, oilfield, concrete pumping and solid waste industries based in New York, New York. Mr. Kelly has been a director of the Company, CLC and Coinmach since August 2005. From 1978 until promotion to his current position, Mr. Kelly served in various operating and financial capacities of the Blue Tee Corp, including Controller and Chief Financial Officer. Mr. Kelly serves as a member of the board of directors of Blue Tee Corp., a steel, ferrous scrap, and equipment firm based in New York, New York.
     Mr. Woody M. McGee. Mr. McGee has been a director of the Company since 2005. He serves on the Audit Committee and the Compensation Committee. Mr. McGee is the President and Chief Executive Officer of McGee and Associates, LLC, an independent consulting company providing financial, operational and crisis management services to various financial institutions relating to their holdings in private and public companies. Mr. McGee is also the President and Chief Operating Officer of Global Home Products. Mr. McGee has been a director of the Company, CLC and Coinmach since February 2005. Mr. McGee became Chief Executive Officer and Chairman of the Board of Davel Communications Inc., an independent payphone provider based in Cleveland, Ohio, on September 1, 2003 and resigned his position in November 2004 after completing the restructuring of the company from a sales, administration and operations perspective. Davel Communications Inc. was acquired on November 15, 2004. From June 1999 to December 2000, Mr. McGee served as the Vice President and Chief Financial Officer of Telxon Corporation, a portable computing equipment manufacturer based in Cincinnati, Ohio, until such time as it was merged with Symbol Technologies, Inc. Prior to joining Telxon, Mr. McGee was employed as the Senior Vice President and General Manager of H K Systems (formerly known as Western Atlas, Inc.), a material handling firm based in New Berlin, Wisconsin, from 1997. During 1996 and 1997, Mr. McGee held the positions of Vice President, Chief Financial Officer and Treasurer with Mosler, Inc., a safe manufacturer based in Hamilton, Ohio. For a period of five years prior to joining Mosler, Mr. McGee held various positions with the material handlings systems division of Western Atlas, Inc. (formerly known as Litton Industries), including Controller, Chief Financial Officer, Vice President of Operations, Vice President of Sales, and President and Chief Operating Officer of a divisional subsidiary.

     Mr. Bruce V. Rauner. Mr. Rauner has been a director of the Company since 2004. Mr. Rauner has been a Principal and General Partner with GTCR since 1984, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Rauner has been a director of Coinmach and a member of the board of managers of Holdings since March 2003 and a director of CLC since July 1995. Mr. Rauner has been a Principal and General Partner with GTCR, a private equity firm based in Chicago, Illinois, since 1984, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Rauner serves as a member of the board of directors of a number of private companies.
     Mr. John R. Scheessele. Mr. Scheessele has been a director of the Company since 2004. He serves on the Audit Committee, Compensation Committee and Nominating Committee. Mr. Scheessele is a founding member of T C Graham Associates, LLC, a consulting firm based in Pittsburgh, Pennsylvania, and has served as its Vice President, Secretary and Treasurer since June 2001. Mr. Scheessele has been a director of the Company, CLC and Coinmach since November 2004. Prior to T C Graham Associates, LLC, Mr. Scheessele acted as a restructuring consultant for financial institutions relating to their investments in private and public companies. From May 1998 to January 1999, Mr. Scheessele was President and Chief Operating Officer of Acutus Galdwin, a private supplier of caster maintenance to the steel industry. From February 1997 to April 1998, Mr. Scheessele was President and Chief Executive Officer of WHX Corporation and its wholly-owned subsidiary, Wheeling Pittsburgh Steel Co., a steel manufacturer based in Wheeling, West Virginia. Mr. Scheessele also served as a director of WHX Corporation and as Chairman of the board of directors of Wheeling Pittsburgh Steel Co.
     Mr. Mitchell Blatt. Mr. Blatt has been President and Chief Operating Officer of CLC since April 1996, of Coinmach since November 1995 and of Holdings since March 2003. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt was a director of CLC and Coinmach from November 1995 to March 2003. Mr. Blatt joined TCC as Vice President — General Manager in 1982 and was Vice President and Chief Operating Officer from 1988 to 1994.
     Mr. Michael E. Stanky. Mr. Stanky has been Senior Vice President of CLC since April 1996, of Coinmach since November 1995 and of Holdings since November 2002. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon’s South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.
     Mr. Ramon Norniella. Mr. Norniella has been Vice President of Coinmach since 1998, becoming Senior Vice President in April 2000. Mr. Norniella has been President and Secretary of AWA since its incorporation in November 2002. Mr. Norniella was Vice President and General Manager of Macke Laundry Services, Inc.’s Florida region from 1986 through 1992 and its Texas region from 1995 through 1998. Mr. Norniella served as Vice President of Correspondent Banking for Banco del Pichincha from 1993 through 1995.
Identification of Significant Employees
     We have no significant employees other than our executive officers and directors.
Identification of Family Relationships
     There is no family relationship between any executive officer and any other executive officer or director of the Company, its subsidiaries, or Holdings, and none of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any persons who own more than 10% of the outstanding Class A Common Stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC pursuant to Rule 16a-3(e) of the Exchange Act during the 2007 Fiscal Year and any Form 5 and amendments thereto filed with the SEC with respect to the 2007 Fiscal Year, the Company believes that all of its directors and executive officers and persons who own greater than 10% of the outstanding Class A Common Stock complied with their reporting requirements. Additionally to the extent that they are required to do so, FMR Corp. has not filed a Form 3.
Information about the Board of Directors and its Committees
     Since the majority of the Company’s voting power is held by Holdings as a result of its ownership of all of the outstanding Class B Common Stock, the Company qualifies as a “controlled company” in accordance with the corporate governance and listing rules of the American Stock Exchange (the “AMEX Listing Rules”). A “controlled company” is defined as a company in which over 50% of the voting power is held by an individual, a group or another company. The Company has availed itself of the exception for controlled companies in the AMEX Listing Rules to the requirement that at least a majority of the Board of Directors be “independent.”
     Committees of the Board of Directors
     The Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee.
     None of the Company’s directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or the Compensation Committee.
     The table below reflects the current membership of each committee and the number of meetings held by each committee in the 2007 Fiscal Year.

	Audit	Compensation	Nominating
James N. Chapman		X	X
David A. Donnini		X*	X*
William M. Kelly	X
Woody M. McGee	X	X
John R. Scheessele	X*	X	X

Meetings held during 2007 Fiscal Year	4	8	0

*	Chairperson
     Audit Committee and Designated Financially Sophisticated Member
     The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing and overseeing (i) the preparation, quality and integrity of the Company’s financial statements and other financial information, (ii) the Company’s system of internal controls, accounting and financial reporting processes and legal and regulatory compliance, (iii) the qualifications, independence and performance of the Company’s independent registered public accounting firm, and (iv) the performance of the Company’s internal audit function. The Audit Committee also appoints the independent registered public accounting firm to be retained to audit the Company’s financial statements, and once retained, the independent registered public accounting firm reports directly to the

Audit Committee. The Audit Committee is responsible for pre-approving both audit and non-audit services to be provided by the independent registered public accounting firm.
     The Audit Committee has the power to investigate any matter brought to its attention within the scope of its responsibilities, with full access to all books, records, facilities and personnel of the Company. To the extent it deems appropriate, it also has the authority to retain independent counsel and advisors in order to carry out its duties.
     Each Audit Committee member qualifies as “financially literate” and Mr. Scheessele, the chairperson of the Audit Committee, qualifies as “financially sophisticated,” all as determined by the Board of Directors in accordance with the AMEX Listing Rules. Messrs. Scheessele, McGee and Kelly are “independent” under the AMEX listing rules, the Sarbanes-Oxley Act of 2002 and Section 10A(m)(3) of the Exchange Act.
     The Audit Committee met four times during the 2007 Fiscal Year and approved various other matters by unanimous written consent. The written charter of the Audit Committee was adopted by the Board of Directors on November 19, 2004 in connection with the Company’s initial public offering and was amended and re-adopted by the Board of Directors on May 10, 2006 at the Audit Committee’s recommendation. The audit committee charter complies with the AMEX Listing Rules and the rules and regulations of the SEC and includes a description of the duties and responsibilities required by such rules and regulations to be detailed therein. A copy of the audit committee charter as currently in effect is available on the Company’s website at http://www.coinmachservicecorp.com. The report of the Audit Committee begins on page 13 of this Form 10-K/A.
     Compensation Committee
     The Compensation Committee determines the compensation and benefits of all executive officers of the Company and establishes general policies relating to compensation and benefits of employees. The Compensation Committee is also responsible for administering incentive-compensation plans and equity-based plans of the Company in accordance with the terms set forth therein.
     Currently Mr. Scheessele and Mr. McGee are the only independent directors serving on the Compensation Committee. The Company has availed itself of the exception for controlled companies in the AMEX Listing Rules to the requirement that the Compensation Committee be comprised entirely of independent directors.
     All compensation determinations for our executive officers with respect to the 2007 Fiscal Year were made by the Compensation Committee. In making its determinations, the Compensation Committee considered certain recommendations made in a benchmark compensation study prepared by an executive compensation consulting firm retained by the Compensation Committee. Such study compared the compensation of our executive officers to the compensation of executive officers at comparable companies based on specific criteria set forth in the report.
     The charter of the Compensation Committee was adopted by the Board of Directors on November 19, 2004 in connection with the Company’s initial public offering. A copy of the compensation committee charter is available on the Company’s website at http://www.coinmachservicecorp.com.
     Nominating Committee
     The Nominating Committee oversees matters regarding the composition and effectiveness of the Board of Directors. The Nominating Committee, among other things, (i) identifies individuals qualified to become directors and recommends to the Board of Directors director nominees for election, (ii) identifies and recommends to the Board of Directors nominees to fill any vacancy on the Board of Directors, including vacancies created by the approval of new directorships, and (iii) recommends to the Board of Directors candidates for each committee for appointment by the Board of Directors. The Nominating Committee also considers qualifications of nominees recommended by the Company’s stockholders.
     Currently, Mr. Scheessele is the only independent director serving on the Nominating Committee. The Company has availed itself of the exception for controlled companies in the AMEX Listing Rules to the requirement that the Nominating Committee be comprised entirely of independent directors.

     A copy of the nominating committee charter is available on the Company’s website at http://www.coinmachservicecorp.com.
2007 Report of the Audit Committee
     The Audit Committee assists the Board of Directors in fulfilling its general oversight responsibilities relating to the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. The Audit Committee also appoints the independent registered public accounting firm to be retained to audit the Company’s financial statements, and once retained, the independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee is responsible for pre-approving both audit and non-audit services to be provided by the independent registered public accounting firm.
     As set forth in the Audit Committee charter, the Audit Committee’s role is one of review and oversight. Management is responsible for the Company’s financial and accounting reporting process, including establishing and maintaining the system of internal controls, preparing the financial statements and for the public reporting process. Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2007 (the “2007 Fiscal Year”), is responsible for performing an independent audit of the financial statements and expressing an opinion on the conformity of those financial statements with U.S. generally accepted accounting principles. The Audit Committee’s responsibility is to monitor and review these processes. It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews.
     In fulfilling its oversight responsibilities during the 2007 Fiscal Year, the Audit Committee, among other matters:
•	Reviewed and discussed with management and E&Y the Company’s audited financial statements for the 2007 Fiscal Year, management’s assessment of the effectiveness of the Company’s internal control over financial reporting, including E&Y’s evaluation of the Company’s internal control over financial reporting;

•	Discussed with E&Y matters relating to the conduct of its audit of the Company’s financial statements, including such matters as are required to be discussed with audit committees by Statement on Auditing Standards No. 61, Communication with Audit Committees; and

•	Received the written disclosures and the letter from E&Y required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and discussed with E&Y their independence from the Company and management.
     We have been advised by Ernst & Young LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.
     Based on its review and discussions, the Audit Committee recommended to the Board of Directors (and the Board of Directors approved) that the audited financial statements be included in the Form 10-K for the 2007 Fiscal Year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended, subject to ratification by the Company’s stockholders, the selection of E&Y as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008.
Meetings of the Board of Directors; Director Attendance at Meetings
     The Board of Directors conducts its business through meetings of the Board, actions taken by unanimous written consent in lieu of meetings and by the actions of its committees. Pursuant to the AMEX Listing Rules, the Board of Directors meets each year on at least a quarterly basis. The Company also expects that the independent members of the Board of Directors will meet as often as necessary to fulfill their responsibilities as described in the AMEX Listing Rules, including meeting at least once annually in executive session outside of the presence of the non-independent directors and management.

     During the 2007 Fiscal Year, the Board of Directors held six meetings and approved various matters by unanimous written consent. During the 2007 Fiscal Year, all members of the Board of Directors attended more than 75% of the board meetings, except Mr. Rauner, who did not attend any meetings. During the 2007 Fiscal Year, all directors attended more than 75% of the meetings of the committees of which they were members, except Mr. Donnini, who attended all but one of the meetings of the Compensation Committee. The Company does not have a formal policy regarding director attendance. No board members attended last year’s Annual Meeting.
Stockholder Communication Policy
     The Board of Directors maintains a process for stockholders and other interested parties to communicate with the Board and its committees. Stockholders may communicate with the Board by email, letter, or in certain circumstances, telephone, as more fully described at the investor relations section of the Company’s website at http://www.coinmachservicecorp.com. The Company will initially receive and process communications, and communications will be forwarded to the Board, to any committee or to individual directors as appropriate, depending on the facts and circumstances outlined in the communication.
Codes of Ethics
     On November 19, 2004, in connection with the Company’s initial public offering, the Board of Directors adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all employees, officers and directors of the Company and its subsidiaries. On such date, the Board of Directors also adopted a Supplemental Code of Ethics for the CEO and Senior Financial Officers. The full text of each such code is available at the investor relations section of the Company’s web site, http://www.coinmachservicecorp.com. As of the date of printing of this Form 10-K/A, since their adoption no amendments to or waivers from either such code have been approved by the Board of Directors. The Company intends to disclose amendments to, or waivers from, each such code in accordance with the rules and regulations of the SEC and make such disclosures available on its web site.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (CD&A)
The Named Executive Officers
     The SEC regulations require the Company to disclose compensation of all of our named executive officers (the “NEOs”), including our principal executive officer (PEO), Mr. Kerrigan, our principal financial officer (PFO), Mr. Doyle, the three most highly compensated executive officers for the 2007 Fiscal Year, Mr. Blatt, Mr. Stanky and Mr. Norniella, and up to two additional individuals for whom disclosure would have been required but for the fact that such individual was not serving as an executive officer at the end of the 2007 Fiscal Year (we have determined that no individual fits such criteria).
Executive Compensation Philosophy and Objectives
     It is the Company’s objective and philosophy to align compensation programs with shareholders’ interests and the Company’s business objectives, reward outstanding performance, be externally competitive and internally equitable, and retain entrepreneurial and innovative top talent on a long-term basis. Executive compensation is based on a performance and rewards system that compensates executives for the achievement of levels of performance. Compensation of our NEOs is comprised of base salary, annual performance bonus, incentive compensation and equity-based plans (annual and long-term). Our executive compensation policies are designed to enable us to hire, retain and motivate high-quality executives who meet the immediate business challenges and improve performance. These policies are designed to pay base salaries and provide total compensation opportunities which reward each executive for contributions to our successes. Our compensation arrangements reflect the philosophy that we and our security holders are best served by running the business with a long-term perspective, while striving to deliver consistently strong annual results.
     As set forth in our Compensation Committee charter, our Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of our NEOs. The Compensation Committee determines the compensation and benefits for all of our NEOs and establishes general policies relating to compensation and benefits of employees. The Compensation Committee evaluates the performance of our NEOs and determines and approves the compensation level of each NEO based on its evaluation, including base salary, annual performance bonus and incentive compensation and equity-based plans. The Compensation Committee is also responsible for administering our incentive compensation plans and equity-based plans in accordance with the terms set forth therein. The Compensation Committee is responsible for developing guidelines for the compensation of the PEO, and the other executive officers in light of our corporate goals and objectives relevant to the executive officers’ compensation and evaluating the performance of each of the PEO and the other executive officers.
     Under our compensation programs, the total compensation mix for the 2007 Fiscal Year of base salary, annual performance bonus and equity-based compensation varies depending on the level of each NEO, as shown with the averages below:

		Annual Performance	Equity-Based
Position	Base Salary	Bonus	Compensation
PEO	50%	46%	4%
PFO	64%	32%	4%
Other NEOs	67%	30%	3%

Elements of Compensation
     Significant factors taken into account by the Compensation Committee in determining the total compensation of each NEO, including the PEO, include individual performance and contribution to the Company, effectiveness of leadership, significant strategic accomplishments and achievement of annual business goals. More specifically, factors taken into account by the Compensation Committee included (i) growth in consolidated revenue, EBITDA and cash balance, (ii) the successful implementation of our national call center, service and dispatch system and (iii) in the case of Messrs. Kerrigan and Doyle, the increase in the market price for IDSs and Class A Common Stock.
     In making its determinations for the 2007 Fiscal Year, the Compensation Committee considered certain recommendations made in a benchmark compensation study prepared by Pearl Meyer & Partners (PM&P), an executive compensation consulting firm retained by the Compensation Committee. This study compared the compensation of our NEOs to the compensation of executive officers at comparable companies based on specific criteria set forth in the report. PM&P assumed that the Company uses a compensation philosophy of targeting base salaries, total cash compensation and total direct compensation at the market median for an organization with $600 million of annual revenues. The benchmark peer group listed below consisted of the Company’s business competitors, financial investment competitors, companies with the same business classification, as well as certain peer group companies considered in the Company’s previous compensation review.
•	Mac-Gray Corp.

•	Centerplate Inc.

•	B&G Foods Holdings

•	Otelco Inc.

•	Central Parking Corp.

•	Rollins Inc.

•	Interline Brands Inc.

•	G&K Services Inc.

•	First Service Corp.

•	Standard Parking Corp.

•	Angelica Corp.

•	Coinstar Inc.

•	Protection Once Inc.

•	Unifirst Corp.
     As described in more detail in the Summary Compensation Table on page 21, 2007 Fiscal Year compensation for the NEOs was allocated as follows:
          Base Salary
     While the Compensation Committee may rely upon quantitative measures or other measurable objective criteria, such as earnings or other indications of financial performance, in reaching total compensation determinations, the Compensation Committee evaluates each NEO’s performance and reaches compensation decisions based upon a subjective and careful analysis of each NEO’s specific contributions. Our Compensation Committee also considers recommendations of our PEO with respect to compensation arrangements of the NEOs (other than the PEO’s own compensation arrangements). In determining the base salaries of our NEOs, the Compensation Committee takes into consideration the level of job responsibility, individual performance in the previous year, the Company’s salary budget guidelines and experience of each NEO and the knowledge and skill required. Each executive officer’s performance is evaluated and any base salary adjustment is based on an evaluation of the individual’s performance and contribution. Each year, the PEO makes recommendations with respect to salary adjustments for all other executive officers (other than the PEO’s own salary adjustments), which recommendations are reviewed, modified where appropriate and approved or rejected by the Compensation Committee.

          Annual Performance Bonus
     In addition to base salaries, the Compensation Committee may grant discretionary and pre-established annual performance bonuses to the NEOs in recognition of their efforts to position us to achieve future growth. After reviewing individual performances, the PEO makes recommendations with respect to annual performance bonuses and other incentive awards (other than the PEO’s own performance bonus and other incentive awards), which recommendations are reviewed and, to the extent determined appropriate, approved by the Compensation Committee. The Compensation Committee may grant annual performance bonuses based on our financial performance with regard to consolidated EBITDA growth as compared to the Company’s budget, cash flow generated and achieving of non financial goals.
          Equity Compensation — Stock Awards
     The Board of Directors adopted a long-term incentive plan (the “LTIP”) and a unit incentive sub-plan (the “Sub-Plan”), to (i) attract and retain qualified individuals, (ii) motivate participants to achieve long range goals, (iii) provide incentive compensation opportunities competitive with other similar companies and (iv) further align the interests of participants and our security holders through compensation that is based on our corporate performance, thereby promoting our long-term financial interest, including the growth in value of our equity and enhancement of long-term investor return. The LTIP and the sub-plan are administered by the Compensation Committee. The Compensation Committee selects the individuals to receive awards from among the eligible participants, and determines the form of those awards, the number of shares of stock or IDSs or dollar targets of the awards and all of the applicable terms and conditions of the awards. The Compensation Committee will approve and certify the level of attainment of any performance targets established in connection with awards under the plan as may be required under Section 162(m) of the Internal Revenue Code, as amended (the “Code”). The Company’s grants have traditionally been made upon the review of the NEO’s compensation.
     All employees and directors, as well as consultants and other persons providing services to us, are eligible to become participants in the LTIP and the Sub-Plan, except that non-employees may not be granted incentive stock options. The specific individuals who initially will be granted awards under the LTIP and the Sub-Plan and the type and amount and conditions of any such awards will be determined by the Compensation Committee. Awards may be settled at the time of grant or vesting, or may be deferred as unit-based rights to be settled at a specified date in the future.
     As of March 31, 2007, the Board of Directors had authorized up to 2,836,729 shares for issuance under the LTIP. The Class A Common Stock and IDSs are referred to in the LTIP interchangeably as “shares.” The maximum number of shares available for awards under the LTIP is 6,583,796 shares, equal to 15% of the aggregate number of outstanding shares of the Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions (such aggregate number being referred to as the “Aggregate Shares Outstanding”). The maximum number of shares that may be covered by awards granted to any one individual under the LTIP as an option or an SAR during any calendar year is 658,379, equal to 1.5% of the Aggregate Shares Outstanding. For awards that are intended to be “performance-based compensation” (as that term is used for purposes of section 162(m) of the Code), no more than 1.5% of the Aggregate Shares Outstanding may be subject to such awards granted to any one individual during any one calendar year. For cash incentive awards, that are intended to be “performance-based compensation,” no more than $100,000 may be payable with respect to such awards to any one individual for each month in the applicable performance period. Under the Sub-Plan, no more than $100,000 may be payable to any one individual for each month in the applicable performance period. The Sub-Plan is an unfunded plan.
          —The LTIP
     Under the LTIP, the Compensation Committee may grant the following types of awards:
•	Option Awards: Options awarded may be either incentive stock options or nonqualified options. Options will expire no later than the tenth anniversary of the date of grant. The per share exercise price of incentive stock options may not be less than the fair market value of a share on the date of grant. The Compensation Committee may establish vesting or performance requirements which must be met prior to the exercise of the options. Options under the LTIP may be granted in tandem with SARs. The Compensation Committee shall have the discretion to grant options with dividend equivalent rights.

•	Stock Appreciation Rights: A stock appreciation right (which we refer to as a “SAR”) entitles the participant to receive the amount, in cash or shares, by which the fair market value of a specified number of shares on the exercise date exceeds an exercise price established by the Compensation Committee. The Compensation Committee may grant a SAR independent of any option grant and may grant an option and a SAR in tandem with each other, and SARs and options granted in tandem may be granted on different dates but may have the same exercise price. A SAR shall be exercisable in accordance with the terms established by the Compensation Committee. The Compensation Committee, in its discretion, may impose such conditions, restrictions, and contingencies on shares acquired pursuant to the exercise of a SAR as the Compensation Committee determines to be desirable. In no event will a SAR expire more than ten years after the grant date.

•	Full Value Awards: A “full value award” is a grant of one or more shares or a right to receive one or more shares in the future, with such shares subject to one or more of the following, as determined by the Compensation Committee:
•	the grant may be in return for previously performed services, or in return for the participant surrendering other compensation that may be due;

•	the grant may be contingent on the achievement of performance or other objectives during a specified period; and

•	the grant may be subject to a risk of forfeiture or other restrictions that lapse upon the achievement of one or more goals relating to completion of service by the participant, or the achievement of performance or other objectives.
•	Performance-Based Awards: The Compensation Committee may also grant performance-based awards under the LTIP. A performance-based award is a grant of a right to receive shares or share units which is contingent on the achievement of performance or other objectives during a specified performance period. A performance-based award can be a grant of a right to receive a designated dollar value amount of shares, cash or combination thereof, which is contingent on the achievement of performance or other objectives during a specified period. Performance measures may be based on the performance of the Company as a whole or any of its business units, and may be expressed as relative to the comparable measures at comparison companies or a defined index. Partial achievement of the performance targets may result in a payment or vesting based upon the degree of achievement.
          —Unit Incentive Sub-Plan
     Under the Sub-Plan, an incentive pool will be established if and to the extent that the amount by which the per IDS distributions, which includes both interest and dividend payments (the “Distributions per IDS”), exceed a minimum per IDS distributable threshold amount (determined without regard to distributions under the Sub-Plan) (the “Base Distributions per IDS”) for each performance period. The Compensation Committee will have the sole and absolute discretion to determine if and when any amounts are paid from the bonus pool and whether such payments are to be made in the form of IDSs and/or cash. Any amount allocated to the bonus pool for any performance period which is not paid out shall be carried over and added to the bonus pool for the following performance period. The Base Distributions per IDS target will be set by the Compensation Committee. The amount of the bonus pool will be based on a set range of percentages of the aggregate Distributions per IDS in excess of the aggregate Base Distributions per IDS depending on the level of such excess. Subject to applicable law, the Compensation Committee has the power to amend or terminate the Sub-Plan at any time. The plan shall expire, unless earlier terminated, on the tenth anniversary of its effective date. To date, no awards have been made under the Sub-Plan.

          Other Compensation, Personal Benefits and Perquisites
     Personal benefits are part of a competitive compensation package to attract and retain employees, including our NEOs. The Company provides a health plan to all employees including the executive officers and eligible dependents. The NEOs participate in the same benefit plans as our salaried employees. These and additional benefits and perquisites provided to the NEOs are described in the Summary Compensation Table — All Other Compensation on page 21.
401 (k) Savings Plan
     We offer a 401(k) savings plan to all current eligible employees who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 25% of their salaries up to a maximum level imposed by applicable federal law. The percentage of compensation contributed to the plan is deducted from each eligible employee’s salary and considered tax deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, we contribute matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 50% contributed to the 401(k) Plan by the respective eligible employee up to the first 6% of the amount contributed by such employee for annual compensation up to $75,000 and 25% up to the first 6% for annual compensation in excess of $75,000. Eligible employees become vested with respect to matching contributions made by us pursuant to a vesting schedule based upon an eligible employee’s years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.
Certain Tax Consequences
     In setting an NEO’s compensation package, the Compensation Committee considers requirements of Internal Revenue Code Section 162(m) (“Section 162(m)”), which provides that annual compensation in excess of $1,000,000 paid to certain executive officers is not deductible unless it is performance-based and paid under a program that meets certain other legal requirements. The NEOs will recognize taxable income with respect to restricted stock awards in an amount equal to the fair market value of the shares on each date such shares vest and the Company will be entitled to a corresponding deduction, subject to Section 162(m). Neither base salary nor restricted stock qualifies as performance-based compensation under Section 162(m). Although a significant portion of each NEO’s compensation will satisfy the requirements for deductibility under Section 162(m), the Compensation Committee retains the ability to evaluate the performance of our NEOs and to pay appropriate compensation, even if it may result in the non-deductibility of certain compensation under federal tax law.
Change of Control Severance Arrangements
     Each of our executives has a provision in his employment agreement providing for certain severance benefits in the event of termination without cause or for good reason, as well as a provision providing for the acceleration of his then unvested restricted share awards in the event of termination without cause or for good reason following a change in control of the Company. The Company has chosen to provide these benefits as it is necessary to remain competitive in the marketplace for executive level employees. These severance and acceleration provisions and certain estimates of these change of control and severance benefits are described in the Potential Payments Upon Termination or Change in Control section on page 24.
Compensation Committee Report
The Compensation Committee has:
•	reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management;

•	based on the review and discussion of the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A.

The Compensation Committee

David A. Donnini, Chairman
Woody M. McGee
James N. Chapman
John R. Scheessele

2007 SUMMARY COMPENSATION TABLE
     The following table sets forth all compensation awarded to, earned by or paid to our NEOs on a total compensation basis for all services rendered in all capacities for the 2007 Fiscal Year. Unless otherwise indicated, the NEOs hold the positions set forth under their names for the Company, CLC and Coinmach.

				Stock Awards	All Other		Total
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	Compensation ($)		($)

Stephen R. Kerrigan	2007	500,000	450,000	35,038	79,668	(3)	1,064,706
Chairman of the Board and
Chief Executive Officer;
President (CSC)

Robert M. Doyle	2007	340,000	168,750	20,022	15,039	(4)	543,811
Chief Financial Officer,
Senior Vice President,
Secretary and Treasurer

Mitchell Blatt	2007	375,000	168,750	15,016	101,107	(5)	659,873
President, Chief Operating
Officer (CLC & Coinmach)

Michael E. Stanky	2007	248,965	120,000	12,014	7,270	(6)	388,249
Senior Vice President
(CLC and Coinmach)

Ramon Norniella	2007	197,692	75,000	10,012	5,633	(7)	288,337
President and Secretary
(AWA); Senior Vice
President (Coinmach)

(1)	The bonus column reflects the actual amounts earned during the fiscal year stated. See CD&A – Annual Performance Bonus on page 17.

(2)	The value of the stock awards equals the accounting charge for compensation expense incurred by the Company for the fiscal year stated, calculated in accordance with FAS 123R. See CD&A – Equity Compensation – Stock Awards on page 17.

(3)	Includes $50,000 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan (“MCS”); $3,750 in imputed interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach to Mr. Kerrigan; $3,349 regarding an automobile allowance; $15,294 in club membership fees; $2,369 in life insurance premiums paid by Coinmach on behalf of Mr. Kerrigan; and $4,906 of matching contributions paid by Coinmach to the 401(k) Plan.

(4)	Includes $1,519 in life insurance premiums paid by Coinmach on behalf of Mr. Doyle; $10,313regarding an automobile allowance; and $3,207 of matching contributions paid by Coinmach to the 401(k) Plan.

(5)	Includes $56,550 in forgiven indebtedness; $5,497 in imputed interest, calculated at a rate of 8% per annum on a loan made by Coinmach to Mr. Blatt; $6,277 regarding an automobile allowance; $25,526 in club membership fees; $2,369 in life insurance premiums paid by Coinmach on behalf of Mr. Blatt; and $4,888 of matching contributions paid by Coinmach to the 401(k) Plan.

(6)	Includes $712 regarding an automobile allowance; $4,869 of matching contributions paid by Coinmach to the 401(k) Plan; and $1,689 in life insurance premiums paid by Coinmach on behalf of Mr. Stanky.

(7)	Includes $1,052 regarding an automobile allowance and $4,581 of matching contributions paid by Coinmach to the 401(k) Plan.

2007 GRANTS OF PLAN-BASED AWARDS TABLE
     The following table discloses the equity incentive and other stock awards granted to our NEOs for the 2007 Fiscal Year.

						All Other Stock
						Awards: Number of	Grant Date Fair
			Estimated Future Payouts Under			Shares of Stock or	Value of Stock
			Equity Incentive Plan Awards			Units	Awards
	Grant		Threshold	Target	Maximum
Name	Date(1)		(#)	(#)	(#)	(#)	($)(5)

Stephen R. Kerrigan	11/03/06	(2)	—	17,500	17,500	—	175,000
	11/03/06	(3)	2,187	8,750	8,750	—	87,500
	11/03/06	(4)	—	—	—	8,750	87,500

Robert M. Doyle	11/03/06	(2)	—	12,500	12,500	—	125,000
	11/03/06	(3)	1,562	6,250	6,250	—	62,500
	11/03/06	(4)	—	—	—	6,250	62,500

Mitchell Blatt	11/03/06	(2)	—	10,000	10,000	—	100,000
	11/03/06	(3)	1,250	5,000	5,000	—	50,000
	11/03/06	(4)	—	—	—	5,000	50,000

Michael E. Stanky	11/03/06	(2)	—	5,000	5,000	—	50,000
	11/03/06	(3)	625	2,500	2,500	—	25,000
	11/03/06	(4)	—	—	—	2,500	25,000

Ramon Norniella	11/03/06	(2)	—	5,000	5,000	—	50,000
	11/03/06	(3)	625	2,500	2,500	—	25,000
	11/03/06	(4)	—	—	—	2,500	25,000

(1)	On November 3, 2006, the Compensation Committee awarded restricted shares of Class A Common Stock to certain executive officers pursuant to the LTIP. Messrs. Kerrigan, Doyle, Blatt, Stanky and Norniella received 35,000 shares, 25,000 shares, 20,000 shares, 10,000 shares and 10,000 shares, respectively, pursuant to such awards. 75% of these shares consisted of performance vested shares and 25% consisted of time vested shares. Performance vested shares are separated into two pools and will vest dependent on the attainment of certain specific Distributable Cash Flow (“DCF”) and EBITDA targets established by the Compensation Committee. The restricted share awards also vest upon a change of control of the Company or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. See CD&A — Equity Compensation — Stock Awards on page 17.

(2)	These performance vested shares will vest on March 31, 2009, if DCF is equal to or greater than $48 million for the fiscal year ending March 31, 2009.

(3)	These performance vested shares will vest on March 31, 2009, if EBITDA is equal to or greater than $174 million for the fiscal year ending March 31, 2009 or for any four consecutive fiscal quarters ending on or prior to March 31, 2009. If the Company attains an EBITDA goal equal to $165 million for the fiscal year ending March 31, 2009, 25% of the pool of the performance vested shares will vest on March 31, 2009.

(4)	These time vested shares vest in three equal annual installments commencing on the first anniversary of the date of grant.

(5)	The grant date fair value represents the amount that the Company would expense in its financial statements over the award vesting schedule and is calculated based on the provisions of FAS 123R. See CD&A — Equity Compensation — Stock Awards on page 17.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
     The following table discloses the number and market value of our restricted shares awarded to our NEOs that remain outstanding at the end of the 2007 Fiscal Year.

	Stock Awards
						Equity Incentive
					Equity Incentive	Plan Awards:
				Market Value of	Plan Awards:	Market Value of
			Number of Shares of	Shares of Stock	Number of Unearned	Unearned Shares
			Stock That Have Not	That Have Not	Shares That Have	That Have Not
			Vested	Vested	Not Vested	Vested
Name	Grant Date		(#)	($)(4)	(#)	($)(4)

Stephen R. Kerrigan	02/06/06	(1)	11,666	123,776	—	—
	11/03/06	(2)	8,750	92,838	—	—
	11/03/06	(3)	—	—	26,250	278,513

Robert M. Doyle	02/06/06	(1)	6,667	70,737	—	—
	11/03/06	(2)	6,250	66,313	—	—
	11/03/06	(3)	—	—	18,750	198,938

Mitchell Blatt	02/06/06	(1)	5,000	53,050	—	—
	11/03/06	(2)	5,000	53,050	—	—
	11/03/06	(3)	—	—	15,000	159,150

Michael E. Stanky	02/06/06	(1)	4,000	42,440	—	—
	11/03/06	(2)	2,500	26,525	—	—
	11/03/06	(3)	—	—	7,500	79,575

Ramon Norniella	02/06/06	(1)	3,334	35,374	—	—
	11/03/06	(2)	2,500	26,525	—	—
	11/03/06	(3)	—	—	7,500	79,575

(1)	Outstanding time vested restricted share awards vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter.

(2)	Outstanding time vested restricted share awards vest in three equal annual installments commencing on the first anniversary of the date of grant.

(3)	Represents performance vested restricted share awards that will vest dependent upon the attainment of certain EBITDA and cash flow growth performance criteria established by the Compensation Committee for the performance period ending March 31, 2009.

(4)	Amount is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

2007 STOCK VESTED TABLE
     The following table provides information concerning restricted share awards held by our NEOs that vested during the 2007 Fiscal Year.

	Stock Awards
	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting
Name	(#)	($)(1)
Stephen R. Kerrigan	3,889	35,038
Robert M. Doyle	2,222	20,022
Mitchell Blatt	1,667	15,016
Michael E. Stanky	1,333	12,014
Ramon Norniella	1,111	10,012

(1)	Amount is determined using the closing price of our Class A Common Stock on the vesting date.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Employment Agreements
     We currently have employment agreements with each of our NEOs.
     Employment Agreement of Stephen R. Kerrigan. On March 6, 2003, Coinmach, Holdings and Stephen R. Kerrigan (and MCS), entered into a senior management agreement. This employment agreement provides for the annual base salary for Mr. Kerrigan, to be reviewed annually by the Holdings board of managers. In connection with the IDS Transactions, the employment agreement with Mr. Kerrigan was amended and restated as of June 7, 2005 to incorporate his employment as Chairman of the Board, President, and CEO of the Company (in addition to the positions with Coinmach currently described therein). Furthermore, provisions of such employment agreement designating authority or discretion to the Holdings board of managers, including review of annual salaries, granting of an annual bonus, or ability to terminate Mr. Kerrigan, were amended to transfer such authority or discretion to the Company’s Board of Directors. The Company was also included as an obligor with respect to certain payment obligations, including those relating to the repurchase of Mr. Kerrigan’s equity interests, salary and bonus payments, and severance payments. The annual salary and bonus for Mr. Kerrigan determined in accordance with such agreement represents compensation for employment services provided to both the Company and Coinmach. The agreement generally provides that, if Mr. Kerrigan is terminated by both the Company and Coinmach and either such termination would trigger a severance payment provision, then Mr. Kerrigan would be entitled to one severance payment. In January 2006, the Compensation Committee unanimously approved an increase base salary for Mr. Kerrigan of $500,000. The Compensation Committee may grant Mr. Kerrigan an annual performance bonus. In addition, in the event of certain qualified sales of equity securities or assets of Holdings, Mr. Kerrigan will be entitled to a bonus equal to 2.0 times the sum of his annual base salary then in effect plus the amount of the bonus paid in the most recently completed fiscal year. Mr. Kerrigan’s employment is terminable at will by Mr. Kerrigan or the Board of Directors. Under certain circumstances, Mr. Kerrigan is entitled to severance pay upon termination of employment. If employment is terminated by the Company without Cause (as defined in his employment agreement) or by Mr. Kerrigan for Good Reason (as defined in his employment agreement) and not by reason of his death or disability, and no Event of Default (as defined in his employment agreement) has occurred under any bank credit facility or other facility to which the Company or Coinmach is a party, Mr. Kerrigan is entitled to receive severance pay equal to 2.0 times the sum of his annual base salary then in effect plus the amount of bonus paid to Mr. Kerrigan for the most recently completed fiscal year payable in 18 equal monthly installments. If employment is terminated as described in the preceding sentence, but an Event of Default has occurred and is continuing under any bank credit facility or other facility to which the Company or Coinmach is a party, Mr. Kerrigan is entitled to receive severance pay equal to his annual base salary then in effect payable in 12 equal monthly installments. In addition, Mr. Kerrigan will continue to receive medical insurance benefits during his applicable severance period. For a period of one year after termination of his employment, Mr. Kerrigan is subject to both non-competition and non-solicitation provisions. Upon the occurrence of certain events, including his termination without Cause (as defined in his senior management agreement) and his termination for Good Reason

(as defined in his senior management agreement), Mr. Kerrigan is entitled to require Holdings to repurchase the units of Holdings owned by him at the repurchase price for each unit equal to the fair market value on the date of termination. In the event of certain qualified sales of the equity securities or assets of Holdings, Mr. Kerrigan is entitled to require Holdings to repurchase 50% of the units of Holdings owned by him at the repurchase price for each unit equal to the price per unit paid to GTCR in connection with the qualified sale of the equity securities or assets of Holdings. In the event Mr. Kerrigan violates the non-competition clause of his senior management agreement or is terminated for any reason, the units of Holdings owned by Mr. Kerrigan will be subject to repurchase by Holdings and certain other members of Holdings at a repurchase price of the lower of his cost for such unit or the fair market value of such unit on the date of termination. The units of Holdings owned by Mr. Kerrigan are subject to customary co-sale rights and rights of first refusal.
     Employment Agreement of Robert M. Doyle. On March 6, 2003, Coinmach, Holdings and Robert M. Doyle, entered into a senior management agreement. This employment agreement provides for the annual base salary for Mr. Doyle, to be reviewed annually by the Holdings board of managers. In connection with the IDS Transactions, the employment agreement with Mr. Doyle was amended and restated as of June 7, 2005 to incorporate his employment as Chief Financial Officer, Senior Vice President, Secretary and Treasurer of the Company (in addition to the positions with Coinmach currently described therein). Furthermore, provisions of such employment agreement designating authority or discretion to the Holdings board of managers, including review of annual salaries, granting of an annual bonus, or ability to terminate Mr. Doyle, were amended to transfer such authority or discretion to the Company’s Board of Directors. The Company was also included as an obligor with respect to certain payment obligations, including those relating to the repurchase of Mr. Doyle’s equity interests, salary and bonus payments, and severance payments. The annual salary and bonus for Mr. Doyle determined in accordance with such agreement represents compensation for employment services provided to both the Company and Coinmach. The agreement generally provides that, if Mr. Doyle is terminated by both the Company and Coinmach and either such termination would trigger a severance payment provision, then Mr. Doyle would be entitled to one severance payment. In January 2006, the Compensation Committee unanimously approved an increase base salary for Mr. Doyle of $340,000. The Compensation Committee may grant Mr. Doyle an annual performance bonus. In addition, in the event of certain qualified sales of equity securities or assets of Holdings, Mr. Doyle will be entitled to a bonus equal to 2.0 times the sum of his annual base salary then in effect plus the amount of the bonus paid in the most recently completed fiscal year. Mr. Doyle’s employment is terminable at will by Mr. Doyle or the Board of Directors. Under certain circumstances, Mr. Doyle is entitled to severance pay upon termination of employment. If employment is terminated by the Company without Cause (as defined in his employment agreement) or by Mr. Doyle for Good Reason (as defined in his employment agreement) and not by reason of his death or disability, and no Event of Default (as defined in his employment agreement) has occurred under any bank credit facility or other facility to which the Company or Coinmach is a party, Mr. Doyle is entitled to receive severance pay equal to 2.0 times the sum of his annual base salary then in effect plus the amount of bonus paid to Mr. Doyle for the most recently completed fiscal year payable in 18 equal monthly installments. If employment is terminated as described in the preceding sentence, but an Event of Default has occurred and is continuing under any bank credit facility or other facility to which the Company or Coinmach is a party, Mr. Doyle is entitled to receive severance pay equal to his annual base salary then in effect payable in 12 equal monthly installments. In addition, Mr. Doyle will continue to receive medical insurance benefits during his applicable severance period. For a period of one year after termination of his employment, Mr. Doyle is subject to both non-competition and non-solicitation provisions. Upon the occurrence of certain events, including his termination without Cause (as defined in his senior management agreement) and his termination for Good Reason (as defined in his senior management agreement), Mr. Doyle is entitled to require Holdings to repurchase the units of Holdings owned by him at the repurchase price for each unit equal to the fair market value on the date of termination. In the event of certain qualified sales of the equity securities or assets of Holdings, Mr. Doyle is entitled to require Holdings to repurchase 50% of the units of Holdings owned by him at the repurchase price for each unit equal to the price per unit paid to GTCR in connection with the qualified sale of the equity securities or assets of Holdings. In the event Mr. Doyle violates the non-competition clause of his senior management agreement or is terminated for any reason, the units of Holdings owned by Mr. Doyle will be subject to repurchase by Holdings and certain other members of Holdings at a repurchase price of the lower of his cost for such unit or the fair market value of such unit on the date of termination. The units of Holdings owned by Mr. Doyle are subject to customary co-sale rights and rights of first refusal.
     Employment Agreement of Mitchell Blatt. On March 6, 2003, Coinmach, Holdings and Mitchell Blatt, entered into a senior management agreement. This employment agreement provides for the annual base salary for Mr. Blatt, to be reviewed annually by the Holdings board of managers. Furthermore, provisions of such employment agreement designating authority or discretion to the Holdings board of managers, including review of annual salaries, granting of an annual bonus, or ability to terminate Mr. Blatt, were amended to transfer such authority or discretion to the Company’s Board of Directors. The Company was also included as an obligor with respect to certain payment obligations, including those relating to the repurchase of Mr. Blatt’s equity interests, salary and bonus payments, and severance payments. The annual salary and bonus for Mr. Blatt determined in accordance with such agreement represents compensation for employment services provided to both the Company and Coinmach. The agreement generally provides that, if Mr. Blatt is terminated by both the Company and Coinmach and either such termination would trigger a severance payment provision, then Mr. Blatt would be entitled to one severance payment. In January 2006, the Compensation Committee unanimously approved an increase base salary for Mr. Blatt of $375,000. The Compensation Committee may grant Mr. Blatt an annual performance bonus. In addition, in the event of certain qualified sales of equity securities or assets of Holdings, Mr. Blatt will be entitled to a bonus equal to 2.0 times the sum of his annual base salary then in effect plus the amount of bonus paid in the most recently completed fiscal year. Mr. Blatt’s employment is terminable at will by Mr. Blatt or the Board of Directors. Under certain circumstances, Mr. Blatt is entitled to severance pay upon termination of employment. If employment is terminated by the Company without Cause (as defined in his employment agreement) or by Mr. Blatt for Good Reason (as defined in his employment agreement) and not by reason of Mr. Blatt’s death or disability, and no Event of Default (as defined in his employment agreement) has occurred under any bank credit facility or other facility to which the Company or Coinmach is a party, Mr. Blatt is entitled to receive severance pay equal to 2.0 times the sum of his annual base salary then in effect plus the amount of bonus paid to Mr. Blatt for the most recently completed fiscal year payable in 18 equal monthly installments. If employment is terminated as described in the preceding sentence, but an Event of Default has occurred and is continuing under any bank credit facility or other facility to which the Company or Coinmach is a party, Mr. Blatt is entitled to receive severance pay equal to his annual base salary then in effect payable in 12 equal monthly installments. In addition, Mr. Blatt will continue to receive medical insurance benefits during his applicable severance period. For a period of one year after termination of his employment, Mr. Blatt is subject to both non-competition and non-solicitation provisions. Upon the occurrence of certain events, including his termination without Cause (as defined in his senior management agreement) and his termination for Good Reason (as defined in his senior management agreement), Mr. Blatt is entitled to require Holdings to repurchase the units of Holdings owned by him at the repurchase price for each unit equal to the fair market value on the date of termination. In the event of certain qualified sales of the equity securities or assets of Holdings, Mr. Blatt is entitled to require Holdings to repurchase 50% of the units of Holdings owned by him at the repurchase price for each unit equal to the price per unit paid to GTCR in connection with the qualified sale of the equity securities or assets of Holdings. In the event Mr. Blatt violates the non-competition clause of his senior management agreement or is terminated for any reason, the units of Holdings owned by Mr. Blatt will be subject to repurchase by Holdings and certain other members of Holdings at a repurchase price of the lower of his cost for such unit or the fair market value of such unit on the date of termination. The units of Holdings owned by Mr. Blatt are subject to customary co-sale rights and rights of first refusal.
     Employment Agreement of Michael E. Stanky. On July 1, 1995, Solon (as predecessor-in-interest to Coinmach) entered into an employment agreement with Mr. Stanky, which is reviewed annually by the Coinmach Board. Furthermore, provisions of such employment agreement designating authority or discretion to the Holdings board of managers, including review of annual salaries, granting of an annual bonus, or ability to terminate Mr. Stanky, were amended to transfer such authority or discretion to the Company’s Board of Directors. The Company was also included as an obligor with respect to certain payment obligations, including those relating to the repurchase of Mr. Stanky’s equity interests, salary and bonus payments, and severance payments. The annual salary and bonus for Mr. Stanky determined in accordance with such agreement represents compensation for employment services provided to both the Company and Coinmach. The agreement generally provides that, if Mr. Stanky is terminated by both the Company and Coinmach and either such termination would trigger a severance payment provision, then Mr. Stanky would be entitled to one severance payment. In April 2006 the Compensation Committee unanimously approved an increase in the base salary of Mr. Stanky of $250,000. Mr. Stanky’s employment is terminable at will by Mr. Stanky or the Board of Directors. The CEO of Coinmach, in his sole discretion, may grant Mr. Stanky an annual performance bonus. If employment is terminated by the Company without Cause (as defined in his employment agreement) and no Event of Default (as defined in his employment agreement) has occurred and is continuing, then Mr. Stanky is entitled to receive severance pay equal to 1.5 times his annual base salary then in effect payable in 18 equal monthly installments. If employment is terminated by the Board of Directors without Cause and an Event of Default has occurred and is continuing, Mr. Stanky will be entitled to receive severance pay equal to 1.0 times his annual base salary then in effect payable in 12 equal monthly installments. In addition, Mr. Stanky will continue to receive medical insurance benefits during his applicable severance period. If Mr. Stanky terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to an amount equal to one half of the severance pay described above, depending on whether an Event of Default has occurred and is continuing, payable over nine or six months, respectively. For a period of one year after termination of his employment, Mr. Stanky is subject to both non-competition and non-solicitation provisions.
     Employment Agreement of Ramon Norniella. Coinmach entered into an employment agreement with Mr. Norniella, dated as of December 17, 2000, which has a term of one-year and is automatically renewable each year for successive one-year terms. The agreement provides for his annual base salary to be reviewed annually by the Coinmach board of directors (the “Coinmach Board”). Furthermore, provisions of such employment agreement designating authority or discretion to the Holdings board of managers, including review of annual salaries, granting of an annual bonus, or ability to terminate Mr. Norniella, were amended to transfer such authority or discretion to the Company’s Board of Directors. The Company was also included as an obligor with respect to certain payment obligations, including those relating to the repurchase of Mr. Norniella’s equity interests, salary and bonus payments, and severance payments. The annual salary and bonus for Mr. Norniella determined in accordance with such agreement represents compensation for employment services provided to both the Company and Coinmach. The agreement generally provides that, if Mr. Norniella is terminated by both the Company and Coinmach and either such termination would trigger a severance payment provision, then Mr. Norniella would be entitled to one severance payment. In April 2006 the Compensation Committee unanimously approved an increase in the base salary for Mr. Norniella of $200,000. The Compensation Committee may, in its discretion, grant Mr. Norniella a performance based annual performance bonus. The agreement is terminable at will by Mr. Norniella or the Board of Directors. Under the terms of such employment agreement, Mr. Norniella is entitled to receive severance pay upon termination of employment by Coinmach without Just Cause (as defined in his employment agreement) in an amount equal to his annual base salary then in effect payable in 12 equal monthly installments. If employment is terminated by the Company for Just Cause (as defined in such agreement), Mr. Norniella is entitled to receive a portion of his annual base salary then in effect up to the date of termination. In addition, Mr. Norniella will continue to receive medical insurance benefits during his applicable severance period. For a period of two years after termination of his employment, Mr. Norniella is subject to both non-competition and non-solicitation provisions.
Potential Payments
     The tables below summarize the estimated amounts that would potentially be payable to our NEOs in connection with a termination of employment or a change in control assuming that each triggering event had occurred on March 31, 2007. The actual amounts to be paid can only be determined at the time of a termination or a change in control.
Mr. Kerrigan

			Termination
			without
			Cause or by
			Executive for
			Good Reason
			Event of	Event of
		Termination	Default	Default
	Voluntary	for	Has Not	Has	Change in		Corporate		Qualified
Estimated	Termination	Cause	Occurred	Occurred	Control		Transactions		Disposition	Death		Disability
Payment	($)	($)	($)(3)	($)(3)	($)		($)		($)(3)	($)		($)
Severance — Salary	$—	$—	$1,000,000	$500,000	$—		$—		$—	$—		$—
Severance — Bonus	—	—	900,000	—	—		—		—	—		—
Qualified Disposition Bonus	—	—	—	—	—		—		1,900,000	—		—
Acceleration of Restricted Shares	—	—	—	—	495,126	(1)	123,776	(2)	—	495,126	(1)	495,126	(1)
Benefits/ Perquisites	—	—	22,572	15,048	—		—		—	350,000	(4)	—

TOTAL	$—	$—	$1,922,572	$515,048	$495,126		$123,776		$1,900,000	$845,126		$495,126

(1)	Amount represents accelerated vesting of all unvested restricted shares previously awarded and is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(2)	Amount represents 11,666 restricted shares that become vested upon the event of a corporate transaction including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares. The amount shown is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(3)	Upon the occurrence of certain events, including his termination without Cause (as defined in his senior management agreement) and his termination for Good Reason (as defined in his senior management agreement), Mr. Kerrigan is entitled to require Holdings to repurchase the units of Holdings owned by him at the repurchase price for each unit equal to the fair market value on the date of termination. In the event of certain qualified sales of the equity securities or assets of Holdings, Mr. Kerrigan is entitled to require Holdings to repurchase 50% of the units of Holdings owned by him at the repurchase price for each unit equal to the price per unit paid to GTCR in connection with the qualified sale of the equity securities or assets of Holdings.

(4)	Amount represents death benefit under supplementary life insurance paid for by the Company.
Mr. Doyle

			Termination without
			Cause or by Executive for
			Good Reason
	Voluntary	Termination for	Event of Default	Event of Default	Change in	Corporate		Qualified
	Termination	Cause	Has Not Occurred	Has Occurred	Control	Transactions		Disposition	Death	Disability
Estimated Payment	($)	($)	($)(3)	($)(3)	($)	($)		($)(3)	($)	($)
Severance — Salary	$—	$—	$680,000	$340,000	$—	$—		$—	$—	$—
Severance — Bonus	—	—	337,500	—	—	—		—	—	—
Qualified Disposition Bonus	—	—	—	—	—	—		1,017,500	—	—
Acceleration of Restricted Shares	—	—	—	—	335,987(1)	70,737	(2)	—	335,987(1)	335,987(1)
Benefits/ Perquisites	—	—	22,572	15,048	—	—		—	340,000(4)	—

TOTAL	$—	$—	$1,040,072	$355,048	$335,987	$70,737		$1,017,500	$675,987	$335,987

(1)	Amount represents accelerated vesting of all unvested restricted shares previously awarded and is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(2)	Amount represents 6,667 restricted shares that become vested upon the event of a corporate transaction including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares. The amount shown is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(3)	Upon the occurrence of certain events, including his termination without Cause (as defined in his senior management agreement) and his termination for Good Reason (as defined in his senior management agreement), Mr. Doyle is entitled to require Holdings to repurchase the units of Holdings owned by him at the repurchase price for each unit equal to the fair market value on the date of termination. In the event of certain qualified sales of the equity securities or assets of Holdings, Mr. Doyle is entitled to require Holdings to repurchase 50% of the units of Holdings owned by him at the repurchase price for each unit equal to the price per unit paid to GTCR in connection with the qualified sale of the equity securities or assets of Holdings.

(4)	Amount represents death benefit under supplementary life insurance paid for by the Company.
Mr. Blatt

			Termination without
			Cause or by Executive for
			Good Reason
	Voluntary	Termination for	Event of Default	Event of Default	Change in		Corporate		Qualified
	Termination	Cause	Has Not Occurred	Has Occurred	Control		Transactions		Disposition	Death		Disability
Estimated Payment	($)	($)	($)(3)	($)(3)	($)		($)		($)(3)	($)		($)
Severance — Salary	$—	$—	$750,000	$375,000	$—		$—		$—	$—		$—
Severance — Bonus	—	—	337,500	—	—		—		—	—		—
Qualified Disposition Bonus	—	—	—	—	—		—		1,087,500	—		—
Acceleration of Restricted Shares	—	—	—	—	265,250	(1)	53,050	(2)	—	265,250	(1)	265,250	(1)
Benefits/ Perquisites	—	—	7,524	5,016	—		—		—	350,000	(4)	—

TOTAL	$—	$—	$1,095,024	$380,016	$265,250		$53,050		$1,087,500	$615,250		$265,250

(1)	Amount represents accelerated vesting of all unvested restricted shares previously awarded and is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(2)	Amount represents 5,000 restricted shares that become vested upon the event of a corporate transaction including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares. The amount shown is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(3)	Upon the occurrence of certain events, including his termination without Cause (as defined in his senior management agreement) and his termination for Good Reason (as defined in his senior management agreement), Mr. Blatt is entitled to require Holdings to repurchase the units of Holdings owned by him at the repurchase price for each unit equal to the fair market value on the date of termination. In the event of certain qualified sales of the equity securities or assets of Holdings, Mr. Blatt is entitled to require Holdings to repurchase 50% of the units of Holdings owned by him at the repurchase price for each unit equal to the price per unit paid to GTCR in connection with the qualified sale of the equity securities or assets of Holdings.

(4)	Amount represents death benefit under supplementary life insurance paid for by the Company.
Mr. Stanky

			Termination without
			Cause or by Executive for
			Good Reason
	Voluntary	Termination for	Event of Default	Event of Default	Change in	Corporate
	Termination	Cause	Has Not Occurred	Has Occurred	Control	Transactions		Death		Disability
Estimated Payment	($)	($)	($)(3)	($)(3)	($)	($)		($)		($)
Severance — Salary	$—	$—	$375,000	$250,000	$—	$—		$—		$—
Severance — Bonus	—	—	—	—	—	—		—		—
Acceleration of Restricted Shares	—	—	—	—	148,540(1)	42,440	(2)	148,540	(1)	148,540(1)
Benefits/Perquisites	—	—	16,560	11,040	—	—		250,000	(3)	—

TOTAL	$—	$—	$391,560	$261,040	$148,540	$42,440		$398,540		$148,540

(1)	Amount represents accelerated vesting of all unvested restricted shares previously awarded and is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(2)	Amount represents 4,000 restricted shares that become vested upon the event of a corporate transaction including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares. The amount shown is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(3)	Amount represents death benefit under supplementary life insurance paid for by the Company.
Mr. Norniella

	Voluntary	Termination for	Termination			Corporate
	Termination	Cause	without Cause	Change in Control		Transactions		Death		Disability
Estimated Payment	($)	($)	($)	($)		($)		($)		($)
Severance — Salary	$—	$—	$200,000	$—		$—		$—		$—
Severance — Bonus	—	—	—	—		—		—		—
Acceleration of Restricted Shares	—	—	—	141,474	(1)	35,374	(2)	141,474(1)		141,474(1)
Benefits/Perquisites	—	—	15,048	—		—		50,000	(3)	50,000	(4)

TOTAL	$—	$—	$215,048	$141,474		$35,374		$191,474		$191,474

(1)	Amount represents accelerated vesting of all unvested restricted shares previously awarded and is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(2)	Amount represents 3,334 restricted shares that become vested upon the event of a corporate transaction including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares. The amount shown is based on the closing price of our Class A Common Stock of $10.61 on March 31, 2007.

(3)	Mr. Norniella’s employment agreement would automatically terminate upon the last day of the month of the death of Mr. Norniella, but the Company would continue to make annual base salary payments to his estate for the shorter of the three month period following his death and the date his employment agreement is scheduled to expire. The amount shown above represents this maximum payment for the three month period.

(4)	As per Mr. Norniella’s employment agreement, if during his employment period, he should fail to perform his duties hereunder on account of illness or other physical or mental disability or infirmity (i) for 90 days in any twelve-month period, or (ii) at such earlier time as he submits to the Company medical evidence reasonably satisfactory to the Board or any of the Executive Officers, that he has a physical or mental disability or infirmity that will prevent him from returning to the performance of his duties and responsibilities for 90 days or longer in any twelve-month period, the Company shall have the right upon not less than 30 days written notice to terminate his employment under his employment agreement. In this event, the Company shall only be obligated to maintain his benefits and to pay him such portion of his annual base salary payable to him up to the date of termination pursuant to such written notice and, thereafter, the Company shall pay to him a total sum, payable in equal monthly installments, equal to 50% of the annual base salary to which he would have been entitled had he performed his duties to the Company, for the lesser of (x) six months after the date of termination and (y) the period remaining until the date this agreement is scheduled to expire; provided, however, the annual base salary otherwise due him under this agreement for periods when he is unable to work shall be reduced by any insurance or other disability benefits paid or payable to him under policies of insurance or other disability benefit agreements provided by the Company. The amount shown represents the maximum disability payable under Mr. Norniella’s employment agreement.

2007 DIRECTOR COMPENSATION TABLE
     The following table sets forth all compensation awarded to, earned by or paid to our non-employee directors on a total compensation basis for all services rendered in all capacities for the 2007 Fiscal Year. Unless otherwise indicated, the directors hold the positions set forth under their names for the Company, CLC and Coinmach. This table includes all non-employee directors who served as directors for the 2007 Fiscal Year.

	Fees Earned or Paid in
	Cash		Stock Awards	All Other Compensation	Total
Name	($)		($)(5)	($)	($)

James N. Chapman	—	(1)	—	210,000 (4)	210,000
David A. Donnini	—	(1)	—	—	—
William M. Kelly	59,000	(2)	25,000	—	84,000
Stephen R. Kerrigan	—	(3)	—	—	—
Woody M. McGee	69,000	(2)	25,000	—	94,000
Bruce V. Rauner	—	(1)	—	—	—
John R. Scheessele	84,000	(2)	25,000	—	109,000

(1)	Messrs. Chapman, Donnini and Rauner do not earn income for their services on the Board of Directors.

(2)	The Company’s independent directors, Messrs. Scheessele, McGee and Kelly, each receive an annual retainer payable quarterly in advance, committee chair retainers, if applicable, committee retainers, if applicable, and attendance fees for their service on the boards of directors and committees of the Company and its subsidiaries.

(3)	Compensation of Mr. Kerrigan is disclosed in the Summary Compensation Table. He does not earn additional income for his services as Chairman of the Board. See Summary Compensation Table on page 21.

(4)	Mr. Chapman receives annual compensation in connection with general financial advisory and investment banking services provided to us.

(5)	The value of the stock awards equals the accounting charge for compensation expense incurred by the Company for the fiscal year stated, calculated in accordance with FAS 123R. The awards to Messrs. Scheessele, McGee and Kelly, as independent directors, were fully vested on the date of grant in November 2006. The shares awarded to Mr. Chapman in November 2006 vest in three equal annual installments commencing on the first anniversary of the date of grant. The shares awarded to Mr. Chapman also vest upon the change of control of the Company or upon the death or disability of the award recipient, and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. As of March 31, 2007, Mr. Chapman had 25,000 shares of unvested restricted stock outstanding. The grant date fair values for Messrs. Chapman’s, Kelly’s, McGee’s and Scheessele’s November 2006 awards are $250,000, $25,000, $25,000 and $25,000 respectively. The grant date fair values represent the amount that the Company would expense in its financial statements over the award vesting schedule and are calculated based on provisions of FAS 123R. See Certain Relationships and Related Transactions and Director Independence on page 34.
     The Nominating Committee reviews director compensation every two years. In 2006, the committee reviewed market data for comparable companies and determined that it was appropriate to recommend an increase of 10% in directors’ retainer and committee fees, effective January 1, 2007, which the board approved.
     The annual retainer payable to our independent directors is $35,000 per year, payable quarterly. The attendance fees are $2,000 per board meeting, plus $2,000 for each regularly scheduled committee meeting attended, payable quarterly. Mr. Scheessele, the chairperson of the Audit Committee, receives an annual committee chair retainer of $15,000, payable quarterly. Mr. McGee and Mr. Kelly, members of the Audit Committee, receive an annual retainer of $10,000, payable quarterly.
     The Compensation Committee recommended to the board of directors (which recommendation was approved) the award of restricted shares of Class A Common Stock to certain board members. On November 3, 2006, Mr. Chapman was awarded 25,000 shares and each of Messrs. Scheessele, McGee and Kelly were awarded 2,500 shares, pursuant to such awards.
     Directors are reimbursed by the Company for travel and entertainment expenses incurred while attending board or committee meetings or while on Company business, including airfare between their home cities and the location of the meeting, business meals while on Company business, ground transportation and miscellaneous expenses such as tips and mileage. Hotel charges are billed directly to the Company for directors attending board or committee meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners
     Coinmach Service Corp.
     As of July 1, 2007, there were 29,260,030 shares of Class A Common Stock and 23,374,450 shares of Class B Common Stock issued and outstanding. The following table sets forth certain information, as of July 1, 2007, regarding the beneficial ownership of the Class A Common Stock and Class B Common Stock by: (i) each of the Company’s directors, (ii) each of the Named Executive Officers, (iii) all of the Company’s directors and the Named Executive Officers as a group and (iv) each beneficial owner of more than 5 percent of the Class A Common Stock or Class B Common Stock:

					% of
					Aggregate
	Class A Common Stock		Class B Common Stock		Voting
Name(1)	# of Shares	% of Class	# of Shares	% of Class	Power
Directors and Executive Officers
Coinmach Holdings, LLC	—	—	23,374,450	100%	61.5%
Stephen R. Kerrigan	54,444	*	—	—	*
Robert M. Doyle	41,611	*	—	—	*
Mitchell Blatt	28,333	*	—	—	*
Michael E. Stanky	22,292	*	—	—	*
Ramon Norniella	15,556	*	—	—	*
James N. Chapman	39,111	*	—	—	*
Bruce V. Rauner(2)	—	—	23,374,450	100%	61.5%
David A. Donnini(2)	—	—	23,374,450	100%	61.5%
John R. Scheessele	9,667	*	—	—	*
Woody M. McGee	4,167	*	—	—	*
William M. Kelly	4,167	*	—	—	*
All Officers and Directors as a group (11 persons) (2)(3)	219,348	*	23,374,450	100%	61.8%
Other Stockholders
GTCR-CLC, LLC(2)(4)	—	—	23,374,450	100%	61.5%
FMR Corp. (5)(6)	3,015,900	10.3%	—	—	4.0%
The Northwestern Mutual Life Insurance Company (7)(8)	1,450,000	5.0%	—	—	1.9%
Wellington Management Company, LLP(9)(10)	2,314,920	7.9%	—	—	3.0%

*	Does not exceed 1 percent of the issued and outstanding shares.

(1)	All addresses for directors and executive officers are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803.

(2)	All shares of Class B Common Stock shown are held by Holdings. GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member, is a member of and effectively controls Holdings. Messrs. Rauner and Donnini are principals of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. and GTCR Mezzanine Partners, L.P. Messrs. Rauner and Donnini disclaim beneficial ownership of such shares.

(3)	In calculating the common stock beneficially owned by executive officers and directors as a group, the common stock owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(4)	Address is C/O GTCR Golden Rauner LLC, Sears Tower #6100, Chicago, Illinois 60606-6402.

(5)	Beneficial ownership is based on information contained in a Schedule 13G/A filed by FMR Corp. with the SEC on February 14, 2007. Based on such information, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the securities as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Additionally, the ownership of one investment company, Fidelity Capital & Income Fund, amounted to 1,522,000 shares or approximately 5.2% of the Class A Common Stock outstanding.

(6)	Address is 82 Devonshire Street, Boston, Massachusetts 02109.

(7)	Beneficial ownership is based on information contained in a Schedule 13G/A filed by The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) with the SEC on February 6, 2007. Based on such information, 1,450,000 shares of Class A common stock are beneficially owned, of which 1,400,000 shares are owned directly by The Northwestern Mutual. Northwestern Mutual may be deemed to be the indirect beneficial owner of 50,000 shares, which are owned by The Northwestern Mutual Life Insurance Company Group Annuity Separate Account (“GASA”).

(8)	Address is 720 East Wisconsin Avenue, Milwaukee, Wisconsin, 53202.

(9)	Address is 75 State Street, Boston, Massachusetts 02109.

(10)	Beneficial ownership is based on information contained in a Schedule 13G filed by Wellington Management Company, LLP (“Wellington Management”) with the SEC on February 14, 2007. Based on such information, Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 2,314,920 shares are beneficially owned by Wellington Management in its capacity as investment advisor.
     Holdings
     The following table sets forth certain information, as of July 1, 2007, regarding beneficial ownership of the Holdings’ equity interests by: (i) each of the Company’s directors, (ii) each of the Named Executive Officers, (iii) all of the Company’s directors and the Named Executive Officers as a group and (iv) each beneficial owner of more than 5 percent of Holdings’ equity interests:

	Number of Units		Percent of Each Unit Class
		Class C		Class C
Name	Common Units	Preferred Units	Common Units	Preferred Units
Directors and Executive Officers
Stephen R. Kerrigan(2)	11,101,157	2,917.97	6.15%	2.18%
Robert M. Doyle	6,245,208	523.59	3.46%	*
Mitchell Blatt	9,705,710	3,478.87	5.37%	2.60%
Michael E. Stanky	3,147,777	283.61	1.74%	*
Ramon Norniella	1,389,655	60.64	*	*
James N. Chapman	3,180,574	105.69	1.76%	*
Bruce V. Rauner(3)	120,060,039	104,730.68	66.46%	78.38%
David A. Donnini(3)	120,060,039	104,730.68	66.46%	78.38%
John R. Scheessele	—	—	—	—
Woody M. McGee	—	—	—	—
William M. Kelly	—	—	—	—
All Officers and Directors as a group (11 persons) (2)(3)(4)	154,830,120	112,101.05	85.71%	83.89%
Other Stockholders
GTCR-CLC, LLC(3)(6)	120,060,039	104,730.68 (7)	66.46%	78.38%
Filbert Investment Pte Ltd.(8)	15,384,615	13,405.66	8.52%	10.03%
W Capital Partners, L.P.(9)(10)	—	6,702.84	—	5.02%

*	Percentage of units beneficially owned does not exceed 1% of the outstanding units of such class.

(1)	All directors and stockholders’ addresses are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803

(2)	All common units and Class C preferred units are beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

(3)	116,133,474 common units and 101,195.000 Class C preferred units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member, 3,926,565 common units and 3,535.680 Class C preferred units are held by GTCR Capital Partners, L.P., of which GTCR Golder Rauner, L.L.C. is the General Partner. Mr. Rauner and Mr. Donnini are principals of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Messrs. Rauner and Donnini disclaim beneficial ownership of such units.

(4)	In calculating the common units beneficially owned by executive officers and directors as a group, 120,060,039 common units and 104,730.68 Class C preferred units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(5)	In calculating the Class C preferred units beneficially owned by the executive officers and directors as a group, 101,195.000 Class C preferred units owned by GTCR-CLC, LLC and 3,535.680 Class C preferred units owned by GTCR Capital Partners, L.P. and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(6)	Address is C/O GTCR Golden Rauner LLC, Sears Tower #6100, Chicago, Illinois 60606-6402.

(7)	Includes 3,535.680 Class C preferred units owned by GTCR Capital Partners, L.P., an affiliate of GTCR-CLC, LLC.

(8)	Address is 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

(9)	Address is One East 52nd Street, New York, New York 10022.

(10)	TCW affiliates owned approximately 7,692,311 common units and 6,703 Class C preferred units as follows: (a) TCW Crescent Mezzanine Partners II, L.P. owns 4,953,193 common units and 4,316 Class C preferred units; (b) TCW Crescent Mezzanine Trust II owns 1,200,655 common units and 1,046 Class C preferred units; (c) TCW Leveraged Income Trust, L.P. owns 512,821 common units and 447 Class C preferred units; (d) TCW Leveraged Income Trust II, L.P. owns 512,821 common units and 447 Class C preferred units; and (e) TCW Leveraged Income Trust IV, L.P. owns 512,821 common units and 447 Class C preferred units. In November 2006, these TCW affiliates sold their Class C preferred units to W Capital Partners, L.P.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Redemption of Class B Common Stock
     Pursuant to our Certificate of Incorporation, holders of our Class B Common Stock have the right to sell such shares to us and we have the right to redeem such shares, all as described below.
     Sales of Class B Common Stock by Class B Common Stockholders
     Upon the filing of a registration statement (other than a registration statement on Form S-4 or Form S-8) in connection with any primary offering of IDSs, Class A Common Stock not sold in the form of an IDS, or any combination thereof, the Company will mail to the holders of Class B Common Stock notice of such filing and its intent to offer and sell such securities. Such notice will also notify holders of their option to require the Company to redeem all or a portion of the shares of Class B Common Stock held by such holder with the proceeds of such primary offering to the extent it is permitted under the indenture governing the 11% senior secured notes due 2024 of the Company (the “11% Note Indenture”). The holders of Class B Common Stock intending to so redeem must so notify the Company within 10 days of the date of such notice.
     The maximum amount of shares of Class B Common Stock that may be so redeemed is equal to the aggregate gross proceeds from the IDSs and/or shares of Class A Common Stock not underlying IDSs that were offered and sold in the primary offering, minus aggregate underwriting discounts and commissions and fees and expenses with respect to the offering. In addition, redemption will be limited to an amount that will not result in a violation of the 11% Note Indenture. In the event holders of Class B Common Stock elect to redeem a number of shares of Class B Common Stock having an aggregate redemption price that is greater than such amount allowable, such redemption will be made on a pro rata basis among the holders of Class B Common Stock that elected to exercise such redemption rights.
     Redemption of Class B Common Stock by the Company
     Subject to certain limitations contained in the indenture governing outstanding 11% senior secured notes of the Company, we may, at our option, redeem all or part of the then outstanding Class B Common Stock, on a pro rata basis, upon not less than 10 nor more than 30 days’ notice. Subject to certain exceptions, we must make a public announcement of our intent to exercise such rights at least 45 days prior to such redemption.
     Limitation on Redemption
     The exercise by the holders of the Class B Common Stock of their sales rights and the exercise by us of the redemption rights described above are subject to certain tests and limitations. Under the 11% Note Indenture, we may not redeem any shares tendered in connection with any sales right or exercise any redemption rights if (1) any such redemption would result in a default under such indenture, (2) we do not have or will not have as a result of the redemption enough distributable cash flow after giving effect to the redemption, (3) as a result of such redemption, for the most recent fiscal quarter for which financial statements are then available, we would not have been permitted to pay certain specified quarterly dividend amounts on the Class A Common Stock, (4) we have incurred debt as a result of such redemption that exceeds certain EBITDA to consolidated fixed charges thresholds or (5) such redemption occurs prior to a specified merger event and, immediately after giving effect to the redemption, certain specified tests are not met.
     Notwithstanding any right to redeem or require the redemption of shares of Class B Common Stock, the Certificate of Incorporation requires that shares of Class B Common Stock in an amount equal to at least 10% of the then outstanding shares of Class A Common Stock and Class B Common Stock must remain outstanding at all times during the two-year period following the date of the Company’s initial public offering.

The Intercompany Loan
     As of July 1, 2007, there was approximately $183.6 million outstanding pursuant to an intercompany loan made by us to Coinmach (the “Intercompany Loan”), which loan is evidenced by an intercompany note. The Intercompany Loan is eliminated in consolidation. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the outstanding 9% senior notes and senior secured credit facility of Coinmach) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach.
     The Intercompany Note contains covenants that are substantially the same as those provided in Coinmach’s amended and restated credit facility. If Coinmach merged with or into the Company, the Intercompany Loan would be terminated and Coinmach, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the Company’s 11% senior secured notes.
Certain Loans to Members of Management
     Generally
     As of July 1, 2007, Messrs. Kerrigan (directly and indirectly through MCS,), Doyle, Blatt, Stanky and Norniella each owed Coinmach, CLC and/or Holdings $417,625 (which includes $45,394 owed as a down payment in connection with the purchase of common stock of CLC), $166,932, $224,486, $169,181 and $63,360, respectively, plus interest accrued and unpaid interest thereon. Since the beginning of the 2007 Fiscal Year, the largest aggregate amount owed to Coinmach and/or CLC by Messrs. Kerrigan (directly and indirectly through MCS), Doyle, Blatt, Stanky and Norniella at any one time during such period was $467,625, $166,932, $281,087, $169,181 and $63,360, respectively, plus accrued and unpaid interest thereon.
     Equity Purchase Loans
     On December 17, 2000, each of MCS and Messrs. Doyle, Stanky and Norniella, and on September 6, 2001, Mr. Blatt, entered into promissory notes (which we collectively refer to as the “management promissory notes”) in favor of CLC in connection with the purchase of shares of common stock of CLC under Coinmach’s equity participation purchase program in original principal amounts of $408,547, $208,664, $211,476, $79,200 and $280,607, respectively. On March 6, 2003, each of MCS and Messrs. Doyle, Blatt, Stanky and Norniella entered into amended and restated promissory notes (which we refer to as the “amended management promissory notes”) with CLC and Holdings on identical terms as the management promissory notes in substitution and exchange for the management promissory notes. See the caption in this Form 10-K/A entitled “Management Contribution Agreements.” The obligations under the amended management promissory notes are payable in installments over a period of ten years, accrue interest at a rate of 7% per annum, may be prepaid in whole or in part at any time and are secured by a pledge of certain membership units of Holdings held by each borrower thereunder. During the 2007 Fiscal Year, loan amounts outstanding under the amended management promissory notes were $417,625, $166,932, $224,486, $169,181 and $63,360, respectively, for each of MCS and Messrs. Doyle, Blatt, Stanky and Norniella pursuant to such loans.
     Relocation and Other Loans
     On May 5, 1999, Coinmach extended a loan to Mr. Blatt in a principal amount of $250,000, which loan was evidenced by a promissory note (which we refer to as the “Blatt original note”), providing, among other things, that the outstanding loan balance was payable on May 5, 2002, that interest accrue thereon at a rate of 8% per annum and that the obligations under such loan are secured by a pledge of certain common stock of CLC held by Mr. Blatt. On March 15, 2002, Coinmach and Mr. Blatt entered into a replacement promissory note (which we refer to as the “Blatt replacement note”), on identical terms as the Blatt original note in substitution and exchange for the Blatt original note, except that (i) the Blatt replacement note was in an original principal amount of $282,752, (ii) the outstanding loan balance under the Blatt replacement note was payable in equal annual installments of $56,550 commencing on March 15, 2003 and (iii) the obligations under the Blatt replacement note, pursuant to an amendment to the Blatt replacement note dated March 6, 2003, were secured by a pledge of certain preferred and common units of Holdings held by Mr. Blatt. If Mr. Blatt ceases to be employed by Coinmach as a result of (i) a change in control of Coinmach, (ii) the death or disability of Mr. Blatt while employed by Coinmach or (iii) a termination by Mr. Blatt for cause (each such event being referred to as a “termination event”), then all outstanding amounts due under the Blatt replacement note are required to be forgiven as of the date of such termination event. If Mr. Blatt’s employment was terminated upon the occurrence of any event that is not a termination event, then all outstanding amounts due under the Blatt replacement note would become due and payable within 30 business days following the termination of Mr. Blatt’s employment. During the 2007 Fiscal Year, the remaining balance of $56,550 was forgiven by the Company pursuant to such loan.
     In connection with the establishment of a corporate office in Charlotte, North Carolina and the relocation of Mr. Kerrigan to such office in September 1996, Coinmach extended a loan in February 1997 to Mr. Kerrigan in the principal amount of $500,000 (which we refer to as the “Kerrigan relocation loan”). The Kerrigan relocation loan provided for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each such payment date referred to as a “payment date”) and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Coinmach board of directors determined to extend the Kerrigan relocation loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan relocation loan provided that payments of principal and interest will be forgiven on each payment date provided that Mr. Kerrigan is employed by Coinmach on such payment date.
     If Mr. Kerrigan ceases to be employed by Coinmach as a result of (i) a change in control of Coinmach, (ii) the death or disability of Mr. Kerrigan while employed by Coinmach or (iii) a termination by Mr. Kerrigan for cause (each such event being referred to as a “termination event”), then all outstanding amounts due under the Kerrigan Relocation Loan are required to be forgiven as of the date of such termination event. If Mr. Kerrigan’s employment was terminated upon the occurrence of any event that is not a termination event, then all outstanding amounts due under the Kerrigan relocation loan will become due and payable within 30 business days following the termination of Mr. Kerrigan’s employment. During the 2007 Fiscal Year, the remaining balance of $50,000 of outstanding indebtedness was forgiven pursuant to the terms of such loan.
     Securityholders Agreement
     Holdings and the Company are parties to an Amended and Restated Securityholders Agreement dated November 24, 2004 (the “Securityholders Agreement”), with GTCR-CLC, Jefferies & Company, Inc., Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the “Securityholders”). The Securityholders Agreement provides that GTCR-CLC shall have the ability to designate for election a majority of the Holdings board of managers for so long as GTCR owns in the aggregate at least 50% of the securities of Holdings held by GTCR-CLC. The Securityholders Agreement also provides for certain restrictions on issuances and transfers of any of Holdings’ units purchased or otherwise acquired by any Securityholder including, but not limited to, provisions providing (i) Securityholders with certain limited participation rights in certain proposed transfers; (ii) certain Securityholders with limited first refusal rights in connection with certain proposed transfers of Holdings’ units or shares of the Class B Common Stock; and (iii) that if Holdings authorizes the issuance or sale of any Common Units or any securities convertible, exchangeable or exercisable for Common Units, Holdings will first offer to sell to the Securityholders a specified percentage of the Common Units sold in such issuance. Under the Securityholders Agreement, upon approval by the Holdings board of managers and holders of a majority of the Common Units of Holdings then outstanding of a sale of all or substantially all of Holdings’ assets or outstanding units (whether by merger, recapitalization, consolidation, reorganization, combination or otherwise), each Securityholder shall vote for such sale and waive any dissenters’ rights, appraisal rights or similar rights in connection therewith.
Management Contribution Agreements
     On March 5, 2003, Holdings entered into separate management contribution agreements (which we collectively refer to as the “management contribution agreements”), with Messrs. Kerrigan (and MCS), Doyle, Blatt, Stanky and Chapman (whom we collectively refer to as the “management stockholders”). Pursuant to the management contribution agreements, the management stockholders agreed to contribute to Holdings all of the capital stock of

CLC and all of the AWA common stock owned by each of them in exchange for substantially equivalent equity interests (in the form of Holdings common units and certain Holdings’ preferred units) in Holdings. Pursuant to such agreements, the management stockholders also assigned to Holdings their right to receive the dividend that CLC declared on March 5, 2003. The management contribution agreements with Mr. Chapman and Mr. Stanky further provide that the units of Holdings held by each of them are subject to customary rights of first refusal. In addition, the management contribution agreement with Mr. Stanky provides that if Mr. Stanky violates the noncompetition clause of his employment agreement or he is terminated for any reason, the units of Holdings owned by him will be subject to repurchase by Holdings and certain other members of Holdings.
Holdings Units Registration Rights Agreement
     On March 6, 2003, Holdings entered into a registration agreement, with GTCR-CLC, LLC, Messrs. Kerrigan (and MCS), Doyle, Blatt, Stanky and Chapman, and the investors named therein (collectively, the “Registration Rights Holders”) whereby the Registration Rights Holders have rights with respect to the registration under the Securities Act of 1933, as amended, for resale to the public, of their Holdings units. The registration rights agreement provides, subject to limitations, that the Registration Rights Holders have both demand and piggyback registration rights. The registration rights agreement contains customary provisions regarding the priority among the Registration Rights Holders with respect to their Holdings units to be registered and provides for indemnification of the Registration Rights Holders by Holdings.
Management and Consulting Services
     During the 2007 Fiscal Year, Coinmach paid Mr. Chapman, a member of the Company’s board of directors, a fee of $210,000 (or $17,500 per month) for general financial advisory and investment banking services.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     The following table presents fees for professional services rendered by Ernst &Young LLP for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2007 and 2006, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	Year Ended March 31,
Service Type	2007	2006
Audit Fees(1)	$860,000	$1,035,000
Audit Related Fees(2)	—	228,000
Tax Fees(3)	—	183,000
All Other Fees	—	—

Total	$860,000	$1,446,000

(1)	Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the Company’s consolidated financial statements, the audit of the Company’s internal control over financial reporting and the quarterly reviews of interim financial statements included in the Company’s quarterly reports.

(2)	Audit Related Fees. Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits and business acquisitions.

(3)	Tax Fees. Tax services include fees for tax compliance, tax advice, tax return preparation and tax planning.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services
     The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. For audit services, the independent registered public accounting firm will submit an engagement letter to the Audit Committee for its approval outlining the scope of the audit services proposed to be performed during the fiscal year, along with an audit services fee proposal which must be approved by the Audit Committee. All fees were pre-approved by the Audit Committee.
     For non-audit services, management will submit to the Audit Committee for approval the non-audit services that it recommends the independent registered public accounting firm to provide for the fiscal year. Management and the independent registered public accounting firm will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent registered public accounting firm pursuant to this process.
     The Audit Committee considers whether the provision of the services described above are compatible with maintaining the auditor’s independence, and has determined such services for the fiscal years ended March 31, 2007 and 2006 were compatible. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, we have adopted policies to avoid compromising the independence of the independent auditors, such as prior committee approval of non-audit services and required audit partner rotation.

PART IV
Item 15. EXHIBITS
(a)(3) Exhibits: Those exhibits required to be filed by Item 601 of Regulation S-K under the Securities Act are listed in the Exhibit Index, and such listing is incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Service Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Plainview, State of New York on July 27, 2007.

COINMACH SERVICE CORP.
By:	/s/ Stephen R. Kerrigan
Stephen R. Kerrigan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: July 27, 2007	By:	/s/ Stephen R. Kerrigan
Stephen R. Kerrigan
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2007	By:	/s/ Robert M. Doyle
Robert M. Doyle
Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: July 27, 2007	By:	/s/ Bruce V. Rauner
Bruce V. Rauner
Director

Date: July 27, 2007	By:	/s/ David A. Donnini
David A. Donnini
Director

Date: July 27, 2007	By:	/s/ James N. Chapman
James N. Chapman
Director

Date: July 27, 2007	By:	/s/ Woody M. McGee
Woody M. McGee
Director

Date: July 27, 2007	By:	/s/ John R. Scheessele
John R. Scheessele
Director

Date: July 27, 2007	By:	/s/ William M. Kelly
William M. Kelly
Director

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement (incorporated by reference from exhibit 1.1 to Amendment No. 4 CSC’s Form S-1 filed on February 2, 2006, file number 333-114421)

2.1	Agreement and Plan of Merger, dated June 14, 2007, by and among Coinmach Service Corp., Spin Holdco Inc. and Spin Acquisition Co. (incorporated by reference from exhibit 2.1 to CSC’s Form 8-K filed June 19, 2007, file number 001-32359)

3.1	Amended and Restated Certificate of Incorporation of Coinmach Service Corp. (referred to as CSC) (incorporated by reference from exhibit 3.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

3.2	Amended and Restated Bylaws of CSC (incorporated by reference from exhibit 3.2 to CSC’s Form 10-K for the year ended March 31, 2006, file number 001-32359)

3.3	Second Restated Certificate of Incorporation of Coinmach Laundry Corporation ((formerly SAS Acquisitions Inc.) and referred to as CLC) (incorporated by reference from exhibit 3.3 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.4	Bylaws of CLC Acquisition Corp. (now known as CLC) (incorporated by reference from exhibit 3.4 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.5	Restated Certificate of Incorporation of Coinmach Corporation (referred to as Coinmach) (incorporated by reference from exhibit 3.5 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.6	Amended and Restated Bylaws of Coinmach (incorporated by reference from exhibit 3.6 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.7	Certificate of Incorporation of Super Laundry Equipment Corp. (incorporated by reference from exhibit 3.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.8	Bylaws of Super Laundry Equipment Corp. (incorporated by reference from exhibit 3.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.9	Certificate of Incorporation of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit 3.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.10	Bylaws of Grand Wash & Dry Launderette, Inc. (incorporated by reference from exhibit 3.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.11	Certificate of Incorporation of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit 3.11 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

3.12	Amended and Restated Bylaws of Appliance Warehouse of America, Inc. (incorporated by reference from exhibit 3.12 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

3.13	Certificate of Amendment of Certificate of Incorporation of American Laundry Franchising Corp. (incorporated by reference from exhibit 3.13 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

3.14	Bylaws of American Laundry Franchising Corp. (incorporated by reference from exhibit 3.14 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

4.1	Indenture, dated November 24, 2004, by and between CSC, the subsidiary guarantors named therein and the Bank of New York, as Trustee (incorporated by reference from exhibit 4.1 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.2	Security Agreement, dated November 24, 2004, between CSC and CLC in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.2 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.3	Pledge Agreement, dated November 24, 2004, between CSC and CLC in favor of the Bank of New York, as Collateral Agent (incorporated by reference from exhibit 4.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.4	Intercompany Note of Coinmach issued to CSC, dated November 24, 2004 (incorporated by reference from exhibit 4.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.5	Intercompany Note Guaranty, dated November 24, 2004 (incorporated by reference from exhibit 4.5 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.6	Guarantee relating to the Senior Secured notes due 2024 of CSC, dated November 24, 2004 (incorporated by reference from exhibit 4.6 to Coinmach’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.7	CSC Senior Secured Note, dated November 24, 2004 (incorporated by reference from exhibit 4.7 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.8	IDS Certificate (incorporated by reference from exhibit 4.8 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.1	Amended and Restated Securityholders Agreement, among CSC, Coinmach Holdings LLC (referred to as Holdings) and its unit holders (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.2	Intercreditor Agreement, by and among CLC, the collateral agent under the Credit Agreement and the collateral agent named therein (incorporated by reference from exhibit 10.4 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.3	Purchase Agreement, by and between Holdings and CSC (incorporated by reference from exhibit 10.5 to CSC’s Form 10-K for the year ended March 31, 2006, file number 001-32359)

10.4	Indemnity Agreement, by and between CSC and Woody M. McGee (incorporated by reference from exhibit 10.6 to CSC’s Form 10-K for the year ended March 31, 2005, file number 001-32359)

10.5	Indemnity Agreements, by and between CSC and each director and executive officer named therein (incorporated by reference from exhibit 10.6 to CSC’s Form 10-Q for the period ended December

Exhibit
Number	Description

31, 2004, file number 001-32359)

10.6	Senior Management Agreement, dated March 6, 2003, by and among Coinmach, Holdings and Mitchell Blatt (incorporated by reference from exhibit 10.8 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.7	Employment Agreement, dated as of July 1, 1995, by and between Solon (as predecessor-in-interest to Coinmach), Michael E. Stanky and GTCR (incorporated by reference from exhibit 10.10 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.8	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.9	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.10	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.11	Security Agreement, dated January 25, 2002, among Coinmach, each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.12	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach in favor of DB Trust (incorporated by reference from exhibit 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.13	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach, in favor of DB Trust (incorporated by reference from exhibit 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.14	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach, as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.15	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.16	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and CLC (incorporated by reference from exhibit 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.17	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description

10.18	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.20	Amended and Restated Promissory Note, by and between MCS, as borrower and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.21	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.22	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.23	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and CLC, dated March 6, 2003 (incorporated by reference from exhibit 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.24	Senior Management Employment Agreement, by and between Coinmach and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.25	Limited Liability Company Agreement of Holdings, dated March 6, 2003 (incorporated by reference from exhibit 10.35 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.26	Amendment No. 1 to the Limited Liability Company Agreement of Holdings (incorporated by reference from exhibit 10.36 to Amendment No. 7 to CSC’s Form S-1 filed on November 18, 2004, file number 333-114421)

10.27	CSC 2004 Long Term Incentive Plan (incorporated by reference from exhibit 10.35 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.28	CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.29	Amendment No. 1 to Holdings Pledge Agreement made by CLC to DB Trust (incorporated by reference from exhibit 10.40 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.30	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit 10.34 to CSC’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.31	Restricted Stock Award Agreement, dated February 15, 2006, by and between Stephen R. Kerrigan and CSC (incorporated by reference from exhibit 10.44 to CSC’s Form 10-K for the fiscal year

Exhibit
Number	Description

ended March 31, 2006, file number 001-32359)

10.32	Restricted Stock Award Agreement, dated February 15, 2006, by and between Robert M. Doyle and CSC (incorporated by reference from exhibit 10.45 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.33	Restricted Stock Award Agreement, dated February 15, 2006, by and between Mitchell Blatt and CSC (incorporated by reference from exhibit 10.46 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.34	Restricted Stock Award Agreement, dated February 15, 2006, by and between Michael E. Stanky and CSC (incorporated by reference from exhibit 10.47 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.35	Restricted Stock Award Agreement, dated February 15, 2006, by and between Ramon Norniella and CSC (incorporated by reference from exhibit 10.48 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.36	Restricted Stock Award Agreement, dated February 15, 2006, by and between James N. Chapman and CSC (incorporated by reference from exhibit 10.49 to CSC’s Form 10-K for the fiscal year ended March 31, 2006, file number 001-32359)

10.37	Restricted Stock Award Agreement, dated November 3, 2006, by and between Stephen R. Kerrigan and CSC (incorporated by reference from exhibit 10.1 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.38	Restricted Stock Award Agreement, dated November 3, 2006, by and between Robert M. Doyle and CSC (incorporated by reference from exhibit 10.2 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.39	Restricted Stock Award Agreement, dated November 3, 2006, by and between Mitchell Blatt and CSC (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.40	Restricted Stock Award Agreement, dated November 3, 2006, by and between Michael E. Stanky and CSC (incorporated by reference from exhibit 10.4 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.41	Restricted Stock Award Agreement, dated November 3, 2006, by and between Ramon Norniella and CSC (incorporated by reference from exhibit 10.5 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.42	Restricted Stock Award Agreement, dated November 3, 2006, by and between James N. Chapman and CSC (incorporated by reference from exhibit 10.6 to CSC’s Form 10-Q for the period ended December 31, 2006, file number 001-32359)

10.43	Amended and Restated Credit Agreement dated December 19, 2005, among Coinmach, CLC, the Subsidiary Guarantors named therein, the lending institutions named therein, Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank N.A. First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit 10.45 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

Exhibit
Number	Description

10.44	Amendment Agreement, dated December 19, 2005, among Coinmach, CLC, the subsidiary guarantors named therein, the several lenders and other persons with a Commitment (as defined therein under the Amended and Restated Credit Agreement, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas. (incorporated by reference from exhibit 10.46 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.45	Amendment No. 1 to Intercreditor Agreement, dated December 22, 2005, by and among CLC, Deutsche Bank Trust Company Americas and The Bank of New York (incorporated by reference from exhibit 10.47 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.46	Amendment No. 1 to Collateral Assignment of Leases, dated December 19, 2005, by and between Coinmach and Deutsche Bank Trust Company Americas, Inc. f/k/a Bankers Trust Company (incorporated by reference from exhibit 10.48 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.47	Amendment No. 1 to Collateral Assignment of Location Leases, dated December 19, 2005, by and between Coinmach and Deutsche Bank Trust Company Americas, Inc. f/k/a Bankers Trust Company (incorporated by reference from exhibit 10.49 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.48	Amendment No. 1 to Credit Party Pledge Agreement, dated December 19, 2005, by and among Coinmach and each of the guarantors named therein and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company (incorporated by reference from exhibit 10.50 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.49	Amendment No. 2 to Holdings Pledge Agreement, dated December 19, 2005, between CLC and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company) (incorporated by reference from exhibit 10.51 to Amendment No. 3 to CSC’s Form S-1 filed on January 27, 2006, file number 333-129764)

10.50	Amended and Restated Senior Management Agreement, dated June 7, 2005, by and among CSC, Holdings, Coinmach, MCS and Stephen R. Kerrigan (incorporated by reference from exhibit 10.1 to CSC’s Form 10-Q for the period ended June 30, 2005, file number 001-32359)

10.51	Amended and Restated Senior Management Agreement, dated June 7, 2005, by and among CSC, Holdings, Coinmach, MCS and Robert M. Doyle, (incorporated by reference from exhibit 10.2 to CSC’s Form 10-Q for the period ended June 30, 2005, file number 001-32359)

10.52	Indemnity Agreement, dated August 1, 2005, by and between CSC and William M. Kelly (incorporated by reference from exhibit 10.3 to CSC’s Form 10-Q for the period ended June 30, 2005, file number 001-32359)

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

*	filed herewith