Form 10-Q
period 2007-06-30
COINMACH SERVICE CORP
filed 2007-08-09
CIK 1282858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Class A common stock, $0.01 par value per share	29,263,595 shares
Class B common stock, $0.01 par value per share	23,374,450 shares
     The registrant publicly trades Income Deposit Securities (“IDSs”) on the American Stock Exchange. Each IDS is comprised of one underlying share of Class A common stock and an underlying 11% senior secured note due 2024 in a principal amount of $6.14. As of July 31, 2007, there were 13,365,966 IDSs outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	June 30, 2007	March 31, 2007[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$31,168	$39,030
Receivables, net	6,484	6,755
Inventories	14,940	14,575
Prepaid expenses	4,798	4,997
Interest rate swap asset	3,043	—
Other current assets	2,999	2,377

Total current assets	63,432	67,734

Advance location payments	62,618	64,371
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $493,578 and $475,926	236,881	239,740
Contract rights, net of accumulated amortization of $131,863 and $128,466	291,403	294,800
Goodwill	208,737	208,590
Other assets	8,882	8,608

Total assets	$871,953	$883,843

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$39,494	$35,796
Accrued rental payments	34,476	33,019
Accrued interest	6,902	6,847
Interest rate swap liability	—	155
Current portion of long-term debt	5,968	5,527

Total current liabilities	86,840	81,344

Deferred income taxes	49,986	50,005
Long-term debt, less current portion	650,310	651,768

Total liabilities	787,136	783,117

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 29,263,595 shares issued and outstanding	292	292
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding	234	234
Capital in excess of par value	389,965	389,862
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive income (loss), net of tax	1,735	(231)
Accumulated deficit	(299,421)	(281,443)

Total stockholders’ equity	84,817	100,726

Total liabilities and stockholders’ equity	$871,953	$883,843

See accompanying notes.

1	The March 31, 2007 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended
	June 30, 2007	June 30, 2006
REVENUES	$137,094	$139,285
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	92,986	94,399
General and administrative (including stock-based compensation expense of $103 and $38, respectively)	3,826	3,034
Depreciation and amortization	18,130	18,624
Amortization of advance location payments	4,900	4,900
Amortization of intangibles	3,492	3,560

	123,334	124,517

OPERATING INCOME	13,760	14,768

INTEREST EXPENSE	13,714	13,430
TRANSACTION COSTS	3,000	845

(LOSS) INCOME BEFORE INCOME TAXES	(2,954)	493

(BENEFIT) PROVISION FOR INCOME TAXES:
Current	246	168
Deferred	(1,253)	133

	(1,007)	301

NET (LOSS) INCOME	$(1,947)	$192

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21

Class B Common Stock	$0.43	$0.53

Basic and diluted net (loss) income per share:
Class A Common Stock	$(0.13)	$(0.14)

Class B Common Stock	$0.09	$0.18

Weighted average common stock outstanding:
Class A Common Stock	29,080,247	29,046,528

Class B Common Stock	23,374,450	23,374,450

Cash dividends per share:
Class A Common Stock	$0.21	$0.21

Class B Common Stock	$0.43	$0.53

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
– THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)
(in thousands of dollars)

					Accumulated
					Other
	Class A	Class B	Capital	Carryover	Comprehensive
	Common	Common	in Excess	Basis	Income, net of	Accumulated	Stockholders’
	Stock	Stock	of Par Value	Adjustment	tax	Deficit	Equity

Balance, March 31, 2007	$292	$234	$389,862	$(7,988)	$(231)	$(281,443)	$100,726
Comprehensive loss:
Net loss	—	—	—	—	—	(1,947)	(1,947)
Gain on derivative instruments	—	—	—	—	1,966	—	1,966

Total comprehensive income							19
Dividends	—	—	—	—	—	(16,031)	(16,031)
Stock–based compensation	—	—	103	—	—	—	103

Balance, June 30, 2007	$292	$234	$389,965	$(7,988)	$1,735	$(299,421)	$84,817

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(1,947)	$192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,130	18,624
Amortization of advance location payments	4,900	4,900
Amortization of intangibles	3,492	3,560
Deferred income taxes	(1,253)	133
Amortization of deferred issue costs	198	200
Write-off of deferred issue costs	—	414
Premium on redemption of 11% senior secured notes due 2024	—	417
Gain on sale of equipment	(196)	(77)
Stock-based compensation	103	38
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,212)	311
Receivables, net	840	(751)
Inventories and prepaid expenses	(166)	(2,177)
Accounts payable and accrued expenses, net	4,591	1,635
Accrued interest	55	3,169

Net cash provided by operating activities	27,535	30,588

INVESTING ACTIVITIES:
Additions to property, equipment and leasehold improvements	(15,230)	(14,534)
Advance location payments to location owners	(3,147)	(3,346)
Acquisition of net assets related to acquisitions of businesses, net of cash acquired	(196)	(14,541)
Proceeds from sale of property and equipment	774	293

Net cash used in investing activities	(17,799)	(32,128)

FINANCING ACTIVITIES:
Repayments under credit facility	(8,575)	(575)
Proceeds from credit facility	8,000	—
Principal payments on capitalized lease obligations	(980)	(945)
Repayments to bank and other borrowings	(12)	(70)
Redemption of 11% senior secured notes due 2024	—	(5,649)
Payment of premium on 11% senior secured notes due 2024	—	(417)
Issuance costs	—	(9)
Cash dividends paid	(16,031)	(18,502)

Net cash used in financing activities	(17,598)	(26,167)

Net decrease in cash and cash equivalents	(7,862)	(27,707)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,030	62,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,168	$34,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$13,461	$10,061

Income taxes paid	$107	$90

NON CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$550	$674

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
     CSC and its wholly-owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. Through Appliance Warehouse of America, Inc., a Delaware corporation jointly-owned by CSC and Coinmach (“AWA”), the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp., a Delaware corporation and a wholly-owned subsidiary of Coinmach (“Super Laundry”), constructs designs and retrofits laundromats and distributes laundromat equipment.
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
     Certain reclassifications were made to the prior year’s unaudited condensed consolidated financial statements to conform to the prior year presentation.
     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (references to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 shall also include the Company’s Form 10-K/A filed on July 27, 2007).

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
     On February 8, 2006, CSC completed a public offering of 12,312,633 shares of Class A Common Stock at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering were approximately $102.7 million. The net proceeds of the Class A Offering, upon their distribution to CSC, were used (i) to purchase pursuant to a tender offer, approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR – CLC, LLC (the controlling equity investor in Holdings) at a repurchase price of $8.505 per share or approximately $18.7 million in the aggregate, (iii) to repurchase 1,605,995 shares of Class B Common Stock that had been distributed to equity investors of Holdings (including CSC officers and certain directors) at a repurchase price of $8.505 per share or approximately $13.7 million in the aggregate and (iv) for general corporate purposes.
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

	June 30, 2007	March 31, 2007
Laundry equipment	$10,983	$10,825
Machine repair parts	3,957	3,750

	$14,940	$14,575

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

	June 30, 2007	March 31, 2007
Route	$197,158	$197,158
Rental	8,662	8,515
Distribution	2,917	2,917

	$208,737	$208,590

     The Company performed its annual assessment of goodwill as of January 1, 2007 and determined that no impairment existed. There can be no assurances that future goodwill impairment tests will not result in a charge to income.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Amortization expense for contract rights for the remainder of the fiscal year ending March 31, 2008 and each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2008 (remainder of year)	$10.2
2009	13.3
2010	12.9
2011	12.6
2012	12.3
2013	12.0
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
     On April 3, 2006, the Company completed the acquisition of substantially all of the assets of American Sales, Inc. (“ASI”) for a purchase price of $15.0 million subject to the outcome of certain purchase price adjustments. The Company allocated approximately $1.9 million to goodwill, approximately $9.7 million to contract rights and approximately $3.4 million to working capital assets for the year ended March 31, 2007.
     During the quarter ended June 30, 2007, the Company completed an acquisition included in the rental business for a purchase price aggregating approximately $0.2 million of which the Company allocated approximately $0.1 million to goodwill and approximately $0.1 million to working capital assets.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
4. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30, 2007	March 31, 2007
Credit facility indebtedness	$566,550	$567,125
11% Senior Secured Notes	82,067	82,067
Obligations under capital leases	7,435	7,865
Other long-term debt with varying terms and maturities	226	238

	656,278	657,295
Less current portion	5,968	5,527

	$650,310	$651,768

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
     On April 28, 2006, the Company purchased approximately $5.6 million aggregate principal amount of its outstanding 11% Senior Secured Notes in open market purchases. The total aggregate amount paid by the Company in order to purchase the 11% Senior Secured Notes was approximately $6.3 million, including accrued and unpaid interest thereon. The Company recorded a charge to operations of approximately $0.8 million in the quarter ended June 30, 2006, which represented the premium paid to purchase such 11% Senior Secured Notes of approximately $0.4 million and the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     At June 30, 2007, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     At June 30, 2007, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Senior Credit Facility
     The Company’s senior credit facility (the “Senior Credit Facility”) is comprised of a $570.0 million term loan facility and a $75.0 million revolving credit facility (subject to outstanding letters of credit). The revolver portion of the Senior Credit Facility also provides a $15.0 million letter of credit facility and short-term borrowings under a swing line facility of up to $7.5 million each subject to the overall cap of $75.0 million.
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At June 30, 2007, the base rate was 7.875% and the monthly variable Eurodollar rate was 5.375%.
     As a result of the debt refinancing in December 2005, Coinmach incurred approximately $3.1 million in issuance costs related to the Senior Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012.
     At June 30, 2007, the $566.6 million of term loan borrowings under the Senior Credit Facility had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Senior Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at June 30, 2007 were approximately $6.8 million.
     At June 30, 2007, Coinmach was in compliance with the covenants under the Senior Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Company recognized accumulated other comprehensive income of approximately $2.0 million, net of tax, in the stockholders’ equity section for the quarter ended June 30, 2007, relating to the interest rate swaps that qualify as cash flow hedges.
5. Intercompany Loan
     Pursuant to the indenture governing the 11% Senior Secured Notes, CSC used a portion of the proceeds from each of the IPO and the Class A Offering to make an intercompany loan (the “Intercompany Loan”) to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). As of June 30, 2007, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     In the event that CSC undertakes an offer or sale of IDSs or Class A Common Stock, a portion of the net proceeds of such offering, subject to certain limitations (including, but not limited to, Coinmach’s ability to assume more debt under the terms of its then existing indebtedness), will be loaned to Coinmach and increase the principal amount of the Intercompany Loan and the related guaranty of the Intercompany Loan.
     At June 30, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
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
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Balance Sheets

	June 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	And	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$76	$—	$63,439	$(83)	$63,432
Advance location payments		—	62,618	—	62,618
Property, equipment and leasehold improvements, net	—	—	236,881	—	236,881
Intangible assets, net		—	500,140	—	500,140
Deferred income taxes	6,946	927	—	(7,873)	—
Due from parent	—	48,712	—	(48,712)	—
Investment in preferred stock	154,747	—	—	(154,747)	—
Other assets	192,337	—	5,194	(188,649)	8,882

Total assets	$354,106	$49,639	$868,272	$(400,064)	$871,953

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$3,358	$80	$82,604	$(5,170)	$80,872
Current portion of long-term debt	—	—	5,968	—	5,968

Total current liabilities	3,358	80	88,572	(5,170)	86,840

Deferred income taxes	—	—	57,859	(7,873)	49,986
Intercompany loans and advances	9,197	—	—	(9,197)	—
Long-term debt, less current portion	82,067	—	568,243	—	650,310
Loan payable to parent	—	—	183,564	(183,564)	—
Investment in subsidiaries	175,057	69,479	—	(244,536)	—
Due to parent/subsidiary	—	—	39,513	(39,513)	—
Preferred stock and dividends payable	—	154,747	—	(154,747)	—
Total stockholders’ equity (deficit)	84,427	(174,667)	(69,479)	244,536	84,817

Total liabilities and stockholders’ equity (deficit)	$354,106	$49,639	$868,272	$(400,064)	$871,953

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$137,094	$—	$137,094
Costs and expenses	442	98	122,794	—	123,334

Operating (loss) income	(442)	(98)	14,300	—	13,760
Interest (income) expense, net	(2,681)	—	16,395	—	13,714
Interest (income) expense - non cash preferred stock dividend	(3,217)	3,217	—	—	—
Transaction costs	3,000	—	—	—	3,000

Income (loss) before taxes	2,456	(3,315)	(2,095)	—	(2,954)
Income tax benefit	(310)	(40)	(657)	—	(1,007)

	2,766	(3,275)	(1,438)	—	(1,947)

Equity in loss (income) of subsidiaries	4,713	1,438	—	(6,151)	—

Net loss	$(1,947)	$(4,713)	$(1,438)	$6,151	$(1,947)

	Three Months Ended June 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$139,285	$—	$139,285
Costs and expenses	391	105	124,021	—	124,517

Operating (loss) income	(391)	(105)	15,264	—	14,768
Interest (income) expense, net	(2,632)	—	16,062	—	13,430
Interest (income) expense - non cash preferred stock dividend	(3,462)	3,462	—	—	—
Transaction costs	845	—	—	—	845

Income (loss) before taxes	4,858	(3,567)	(798)	—	493
Income tax provision (benefit)	570	(43)	(226)	—	301

	4,288	(3,524)	(572)	—	192

Equity in loss (income) of subsidiaries	4,096	572	—	(4,668)	—

Net income (loss)	$192	$(4,096)	$(572)	$4,668	$192

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended June 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	And
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$2,766	$(3,275)	$(1,438)	$—	$(1,947)
Noncash adjustments	(3,416)	3,177	25,613	—	25,374
Change in operating assets and liabilities	2,784	—	1,324	—	4,108

Net cash provided by (used in) operating activities	2,134	(98)	25,499	—	27,535

Investing Activities:
Capital expenditures and advance location payments	—	—	(18,377)	—	(18,377)
Acquisition of net assets	—	—	(196)	—	(196)
Proceeds from sale of property and equipment	—	—	774	—	774

Net cash used in investing activities	—	—	(17,799)	—	(17,799)

Financing Activities:
Repayment of debt	—	—	(8,575)	—	(8,575)
Other financing items	(3,059)	98	(6,062)	—	(9,023)

Net cash (used in) provided by financing activities	(3,059)	98	(14,637)	—	(17,598)

Net decrease in cash and cash equivalents	(925)	—	(6,937)	—	(7,862)
Cash and cash equivalents, beginning of period	925	—	38,105	—	39,030

Cash and cash equivalents, end of period	$—	$—	$31,168	$—	$31,168

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Three Months Ended June 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corporation	Corporation	Subsidiaries	Elimination	Consolidated
Operating Activities:
Net income (loss)	$4,288	$(3,524)	$(572)	$—	$192
Noncash adjustments	(1,967)	3,420	26,756	—	28,209
Change in operating assets and liabilities	(1,497)	5	3,679	—	2,187

Net cash provided by (used in) operating activities	824	(99)	29,863	—	30,588

Investing Activities:
Capital expenditures and advance location payments	—	—	(17,880)	—	(17,880)
Acquisition of net assets	—	—	(14,541)	—	(14,541)
Proceeds from sale of property and equipment	—	—	293		293

Net cash used in investing activities	—	—	(32,128)	—	(32,128)

Financing Activities:
Repayment of debt	(5,649)	—	(575)	—	(6,224)
Other financing items	4,853	99	(24,895)	—	(19,943)

Net cash (used in) provided by financing activities	(796)	99	(25,470)	—	(26,167)

Net increase (decrease) in cash and cash equivalents	28	—	(27,735)	—	(27,707)
Cash and cash equivalents, beginning of period	880	—	61,128	—	62,008

Cash and cash equivalents, end of period	$908	$—	$33,393	$—	$34,301

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
7. Segment Information
     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other.” The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The table below presents information about the Company’s segments (in thousands):

	Three months ended June 30,
	2007	2006
Revenue:
Route	$121,952	$123,978
All other:
Rental	9,690	9,545
Distribution	5,452	5,762

Subtotal	15,142	15,307

Total revenue	$137,094	$139,285

EBITDA (1):
Route	$39,483	$40,500
All other:
Rental	4,316	4,122
Distribution	309	264

Subtotal	4,625	4,386

Transaction costs (2)(3)	(3,000)	(845)
Corporate expenses	(3,826)	(3,034)

Total EBITDA	37,282	41,007

Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(23,168)	(23,967)
All other	(1,998)	(2,114)
Corporate	(1,356)	(1,003)

Total depreciation	(26,522)	(27,084)

Interest expense	(13,714)	(13,430)

Consolidated (loss) income before income taxes	$(2,954)	$493

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net (loss) income to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the three months ended June 30, 2007 has not been adjusted to exclude certain transaction costs, including legal costs, incurred by the Company relating to the Merger Agreement and the transactions contemplated thereby as described in Note 12.

(3)	The computation of EBITDA for the three months ended June 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Non-GAAP Financial Measures
     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because the Company has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net (loss) income to EBITDA for each period presented (in millions):

	Three months ended June 30,
	2007	2006
Net (loss) income	$(2.0)	$0.2
(Benefit) provision for income taxes	(1.0)	0.3
Interest expense	13.7	13.4
Depreciation and amortization	26.6	27.1

EBITDA(1)(2)	$37.3	$41.0

(1)	The computation of EBITDA for the three months ended June 30, 2007 has not been adjusted to exclude certain transaction costs, including legal costs, incurred by the Company relating to the Merger Agreement and the transactions contemplated thereby as described in Note 12.

(2)	The computation of EBITDA for the three months ended June 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
8. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	June 30, 2007	March 31, 2007
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$98,836	$99,222
Interest rate swap	1,243	—
Other	2,375	2,419

Total deferred tax liabilities	102,454	101,641

Deferred tax assets:
Net operating loss carryforwards	50,433	49,696
Covenant not to compete	1,107	1,124
Interest rate swap	—	63
Other	928	753

Total deferred tax asset	52,468	51,636

Net deferred tax liability	$49,986	$50,005

     The net operating loss carryforwards of approximately $150 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the quarter ended June 30, 2007, the Company generated a taxable loss of approximately $1.8 million primarily due to a one time charge for transaction costs which increased its net operating loss carry-forwards by $1.8 million.
     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year.
     The Company adopted FIN No. 48 as of April 1, 2007. The adoption of FIN No. 48 did not have a material effect on our consolidated financial statements. The Company does not have any unrecognized tax benefits and has not recognized any interest or penalties on the statement of operations for the periods presented. The Company’s continuing practice is to record interest and penalties related to tax positions in general and administrative expense in its consolidated statement of operations.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The Company filed income tax returns in the U.S. and various states. With a few exceptions, the statute of limitations has expired for all years ending before March 31, 2004 and all related tax returns of the Company are no longer subject to income tax examinations by tax authorities.
     The (benefit) provision for income taxes consists of (in thousands):

	Three months ended June 30,
	2007	2006
Federal	$(976)	$104
State	(31)	197

	$(1,007)	$301

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to income before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended June 30,
	2007	2006
Expected tax (benefit) provision	$(1,034)	$173
State tax (benefit) provision, net of federal taxes	(20)	128
Permanent book/tax differences	47	—

Tax (benefit) provision	$(1,007)	$301

9. (Loss) Income per Common Share
     Basic (loss) income per share for the two classes of common stock is calculated by dividing net (loss) income, by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock plus the potentially dilutive effect of common stock equivalents. Diluted loss per share for the Company’s two classes of common stock will be the same as basic loss per share because the Company does not have any potentially dilutive securities outstanding.
     Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months Ended June 30,
	2007	2006
Net (loss) income attributable to common stockholders	$(1,947)	$192
Add: Dividends paid on common stock	(16,031)	(18,502)

Undistributed loss available to Class A and Class B common stock	$(17,978)	$(18,310)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

	Three Months Ended June 30,
	2007	2006
Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(9,967)	$(10,146)
Class B Common Stock	(8,011)	(8,164)

Total	$(17,978)	$(18,310)

Weighted average common stock outstanding:
Class A Common Stock	29,080,247	29,046,528
Class B Common Stock	23,374,450	23,374,450

Total	52,454,697	52,420,978

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21
Class B Common Stock	$0.43	$0.53

Undistributed loss per share:
Class A Common Stock	$(0.34)	$(0.35)
Class B Common Stock	$(0.34)	$(0.35)

Basic and diluted (loss) income per share:
Class A Common Stock	$(0.13)	$(0.14)
Class B Common Stock	$0.09	$0.18
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
     On August 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate), which cash dividend is payable on September 4, 2007 to holders of record as of the close of business on August 27, 2007.
10. 2004 Long-Term Incentive Plan
     The Company’s Long-Term Incentive Plan (the “2004 LTIP”) provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of June 30, 2007, the Company had granted 238,843 shares of Class A Common Stock under the 2004 LTIP.

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
     The 2006 Restricted Stock Awards to the independent directors and the non-independent director were fully vested on the date of grant, and those to the executive officers and the employees vested 20% on the date of grant and the balance at 20% per year over a consecutive four-year period thereafter. In addition, the 2006 Restricted Stock Awards to the executive officers vest upon a change of control of CSC or upon the death or disability of the award recipient and contain all of the rights and are subject to all of the restrictions of Class A Common Stock prior to becoming fully vested, including voting and dividend rights. The fair value of the restricted stock issued of $9.01 per share will be recorded as compensation expense over the vesting periods.
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
     On March 6, 2007, approximately $158,000 worth of restricted stock of Class A Common Stock (or 15,000 shares) were awarded by our Chief Executive Officer from the employee pool to certain employees which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of March 6, 2007 (collectively, the “March 2007 Restricted Stock Awards”).
     On June 14, 2007, approximately $42,000 worth of restricted stock (or 3,565 shares) of Class A Common Stock were awarded by our Chief Executive Officer from the employee pool to a certain employee which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of June 14, 2007 (the “June 2007 Restricted Stock Award”).
     The 2007 Restricted Stock Awards to our independent directors were fully vested on the date of grant. The 2007 Restricted Stock Awards to our executive officers, the March 2007 Restricted Stock Awards and the June 2007 Restricted Stock Award consisted of time-based shares (the “Time Vesting Shares”) as well as performance-based shares (the “Performance Vesting Shares”). Pursuant to the award agreements for the executive officers and the recipients of the March 2007 Restricted Stock Awards and the June 2007 Restricted Stock Award, 25% of all of the shares awarded are Time Vesting Shares and 75% of all of the shares awarded are

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Performance Vesting Shares. The 2007 Restricted Stock Award to our non-independent director consisted solely of Time Vesting Shares.
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
     The fair value of the Time Vesting Shares issued as part of the 2007 Restricted Stock Award of $10.00 per share, the fair value of the March 2007 Restricted Stock Awards of $10.55 and the fair value of the June 2007 Restricted Stock Award of $11.71 will be recorded as compensation expense over the vesting periods. In addition, since the Performance Vesting Shares vest upon the attainment of certain performance criteria, the Company will record compensation expense only for those Performance Vesting Shares of which the attainment of applicable performance conditions is probable.
     Compensation expense of approximately $0.1 million for the quarter ended June 30, 2007, as compared to less than $0.1 million for the quarter ended June 30, 2006 has been recorded to the statement of operations. The Company has estimated the forfeiture rate to be zero.
     A summary of the status of the Company’s restricted shares as of June 30, 2007 is presented below.

		Weighted Average
	Shares	Fair Value at Date
	Outstanding	of Contract
Restricted shares unvested at April 1, 2007	179,778	$9.81
Granted	3,565	11.71
Vested	10,057	9.69

Restricted shares unvested at June 30, 2007	173,286	$9.86

     As of June 30, 2007, there was approximately $0.9 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining to the 2006 Restricted Stock Awards and the Time Vesting Shares from the 2007 Restricted Stock Awards, the March 2007 Restricted Stock Awards and the June 2007 Restricted Stock Award. In addition, as of June 30, 2007, there was approximately $0.2 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined will relate to the probable

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
outcome for the attainment of certain performance conditions. At June 30, 2007, there was also approximately $0.6 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined are not probable for the attainment of certain performance conditions.
     As discussed in Note 12, if the Merger is consummated, all of our outstanding restricted shares of Class A Common Stock granted under the 2004 LTIP will vest and accordingly, compensation expense of approximately $1.7 million would be recognized.
11. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and enhances disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning April 1, 2008. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
     On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We will adopt SFAS No. 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.
12. Merger Agreement
     On June 14, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spin Holdco Inc., a Delaware corporation (“Parent”), and Spin Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Parent and Merger Sub are affiliates of Babcock & Brown Limited.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company, each share of (a) Class A Common Stock, including the shares of Class A Common Stock underlying the units of IDS of the Company, and (b) Class B Common Stock (together with the Class A Common Stock, collectively, the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by Parent, the Company or their respective subsidiaries or Shares with respect to which appraisal rights have been properly exercised), will be converted into the right to receive $13.55 in cash (the “Merger Consideration”).
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
     Consummation of the Merger is subject to certain conditions, including, among others, (a) approval of the Merger Agreement by the Company’s stockholders, (b) absence of any law or order prohibiting the consummation of the Merger, (c) expiration or termination of any applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, (d) each party’s respective representations and warranties in the Merger Agreement being true and correct, subject to specified materiality standards contained in the Merger Agreement and (e) material compliance by each party with its respective covenants.
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
     On June 14, 2007, Parent entered into a Voting Agreement with Holdings, GTCR-CLC, LLC and certain members of the Company’s senior management and a non-management director, pursuant to which, among other things, such parties agreed to vote their respective shares of capital stock of the Company in favor of adoption and approval of the Merger Agreement. The Voting Agreement will terminate upon the earlier to occur of (a) the effective time of the Merger, (b) the date on which the Board of Directors of the Company effects a change of recommendation in accordance with the Merger Agreement, (c) the date on which the Merger Agreement is terminated, and (d) December 30, 2007.
     On June 14, 2007, Parent entered into an Exchange Agreement with certain members of senior management of the Company, a non-management director, CLC and the secretary of CLC, pursuant to which, among other things, immediately prior to the effective time of the Merger, such members of senior management and such director will exchange a portion of their shares of the Company for common stock of Parent. As contemplated by the Voting Agreement and the Exchange Agreement, the remainder of their shares of capital stock of the Company which has not been exchanged will be purchased, immediately prior to the effective time of the Merger, by a person or persons designated by Babcock & Brown Spinco LLC, an affiliate of Parent.
     The Company incurred costs of approximately $3.0 million consisting of certain expenses including legal costs incurred by the Company relating to the Merger Agreement that were classified as transaction costs on the Consolidated Statements of Operation for the quarter ended June 30, 2007. If the Merger is consummated, certain members of senior management of the Company and a non-management director will be entitled to receive transaction bonus payments aggregating approximately $8.6 million to be paid by the Company and approximately $3.5 million to be paid by Holdings.

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 under the caption “Business – Risk Factors.” Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “—Special Note Concerning Forward Looking Statements” below.
     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. Prior to the fiscal year ended March 31, 2007, we had experienced net losses in each fiscal year. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to continue to incur losses.
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
     In addition to our route business, we also operate an equipment rental business through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation that is jointly-owned by us and Coinmach. AWA leases laundry equipment and other household appliances and

COINMACH SERVICE CORP. AND SUBSIDIARIES
electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.
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
Critical Accounting Policies; Use of Estimates
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
     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year. The Company has evaluated the potential effects of FIN No. 48 on our consolidated financial statements and determined that there is no effect on the financial statements.
     The Company adopted FIN No. 48 as of April 1, 2007. The adoption of FIN No. 48 did not have a material effect on our consolidated financial statements. The Company does not have any unrecognized tax benefits, and has not recognized any interest or penalties on the statement of operations for the periods presented. The Company’s continuing practice is to record interest

COINMACH SERVICE CORP. AND SUBSIDIARIES
and penalties related to tax positions in general and administrative expense in its consolidated statement of operations.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and enhances disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 beginning April 1, 2008. We have not determined the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
     On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We will adopt SFAS No. 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Results of Operations
     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.
     Comparison of the three-month periods ended June 30, 2007 and June 30, 2006.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2007	2006	Change
Route	$122.0	$124.0	$(2.0)
Rental	9.7	9.5	0.2
Distribution	5.4	5.8	(0.4)

	$137.1	$139.3	$(2.2)

     Revenue decreased by approximately $2.2 million, or 2%, for the three-month period ended June 30, 2007, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended June 30, 2007 decreased by approximately $2.0 million, or 2%, over the prior year’s corresponding period. The decrease was primarily due to a decline in same store sales attributed to increased vacancy rates in certain geographical areas.
     Rental revenue for the three months ended June 30, 2007 increased by approximately $0.2 million, or 2%, over the prior year’s corresponding period. This increase was primarily the result of our internal growth of the machine base in existing areas of operations during the current and prior year periods, as well as an increase in our “replacement business”, selling new laundry equipment on a repetitive basis to apartment communities.
     Distribution revenue for the three months ended June 30, 2007 decreased by approximately $0.4 million, or 7%, from the prior year’s corresponding period. The decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.4 million, or 2%, for the three-month period ended June 30, 2007, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were approximately 68% for both the three-month period ended June 30, 2007 and the three-month period ended June 30, 2006.
     The decrease in laundry operating expenses was due primarily to (i) a decrease in business insurance of approximately $1.1 million and (ii) a decrease in commissions paid of approximately $0.6 million related to decreased route revenue, partially offset by other miscellaneous costs and expenses that are not material individually or in the aggregate.

COINMACH SERVICE CORP. AND SUBSIDIARIES
     General and administrative expenses increased by approximately $0.8 million for the three-month period ended June 30, 2007, as compared to the prior year’s corresponding period. The increase in general and administrative expenses was primarily due to an increase in legal fees and stock compensation expenses related to the issuance of restricted stock awards by us, as well as the timing of miscellaneous costs. As a percentage of revenue, general and administrative expense is approximately 3% for the three-month period ended June 30, 2007 as compared to 2% for the three-month period ended June 30, 2006.
     We adopted SFAS 123R as of January 1, 2006. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on their fair value of share-based payment at the date of grant. For share-based payments relating to the Time Vesting Shares granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, is recognized in the Condensed Consolidated Statements of Operations from the date of grant. For share-based payments relating to the Performance Vesting Shares granted subsequent to January 1, 2006, compensation expense will be recorded to the Condensed Consolidated Statements of Operations only for those shares of which the attainment of the applicable performance conditions is probable, based on their fair value on the date of grant. For the three-month period ended June 30, 2007, we recognized expenses of approximately $0.1 million as compared to less than $0.1 million for the three-month period ended June 30, 2006 to compensation expense in the Condensed Consolidated Statements of Operations for share-based payments to employees. If the Merger is consummated, all of our outstanding restricted shares of Class A Common stock granted under the 2004 LTIP will vest and accordingly, compensation expense of approximately $1.7 million would be recognized.
     Depreciation and amortization expense decreased by approximately $0.5 million, or 3%, for the three-month period ended June 30, 2007, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.
     Amortization of advance location payments remained unchanged for the three-month period ended June 30, 2007, as compared to the prior year’s corresponding period.
     Amortization of intangibles decreased by less than $0.1 million, or 2%, for the three-month period ended June 30, 2007, as compared to the prior year’s corresponding period. The decrease was primarily the result of prior year acquisitions being fully amortized.
     Operating income margins were approximately 10.0% for the three-month period ended June 30, 2007, as compared to approximately 10.6% for the prior year’s corresponding period. The decrease in operating income margin was primarily due to a decrease in revenue offset partially by a decrease in laundry operating expenses.
     Transaction costs for the three-month period ended June 30, 2007 of approximately $3.0 million consisted of certain expenses including legal costs incurred by the Company relating to the Merger Agreement. Transaction costs for the three-month period ended June 30, 2006 of approximately $0.8 million consisted of (i) the premium paid to purchase certain 11% Senior Secured Notes of

COINMACH SERVICE CORP. AND SUBSIDIARIES
approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     Interest expense increased by approximately $0.3 million, or 2%, for the three-month period ended June 30, 2007 as compared to the prior year’s corresponding period. The increase in interest expense was due primarily to a slight increase in variable interest rates on the Senior Credit Facility.
     The benefit for income taxes for the three-month period ended June 30, 2007 was approximately $1.0 million as compared to a provision for income taxes of approximately $0.3 million for the prior year’s corresponding period. The change of $1.3 million is primarily due to a decrease in operating income resulting from a one time charge for transaction costs of $3.0 million. The effective tax rate for the three-month period ended June 30, 2007 was approximately 34% as compared to a provision of 61% for the prior year’s corresponding period. The change in the tax rate during the quarter ended June 30, 2007 was primarily due to certain state tax computations which do not relate directly with book income since some state taxes are based on additional factors such as gross receipts.
     Net loss was approximately $1.9 million for the three-month period ended June 30, 2007, as compared to net income of approximately $0.2 million for the prior year’s corresponding period. The change is primarily due (i) to higher transaction costs incurred due to the Merger Agreement, (ii) a decrease in revenue, partially offset by decreased operating expenses and reduced tax expense of approximately $1.3 million over the prior year.
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2007	2006	Change
Route	$39.5	$40.5	$(1.0)
Rental	4.3	4.1	0.2
Distribution	0.3	0.3	—
Corporate expenses	(3.8)	(3.0)	(0.8)
Transaction costs	(3.0)	(0.9)	(2.1)

Total EBITDA (1)(2)	$37.3	$41.0	$(3.7)

(1)	The computation of EBITDA for the three months ended June 30 2007 has not been adjusted to exclude certain transaction costs, including legal costs, incurred by the Company relating to the Merger Agreement and the transactions contemplated thereby as described in Note 12.

(2)	The computation of EBITDA for the three months ended June 30 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in

COINMACH SERVICE CORP. AND SUBSIDIARIES
debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 7 to the Condensed Consolidated Financial Statements for a reconciliation of net (loss) income to EBITDA for the periods indicated in the table immediately above.
     EBITDA was approximately $37.3 million for the three months ended June 30, 2007, as compared to approximately $41.0 million for the three months ended June 30, 2006. EBITDA margin was approximately 27.2% for the three months ended June 30, 2007 and approximately 29.4% for the three months ended June 30, 2006. The decrease in EBITDA is primarily attributable to (i) higher transaction costs attributable to the Merger Agreement, (ii) a decrease in revenue primarily in the route businesses, and (iii) increased general and administrative expenses.
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
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the Intercompany Note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Senior Credit Facility. As of June 30, 2007, we had cash and cash equivalents of approximately $31.2 million and available borrowings under the revolver portion of the Senior Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at June 30, 2007 were approximately $6.8 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
     Our stockholders’ equity was approximately $84.8 million as of June 30, 2007.
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
     On May 9, 2007, our board of directors declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in the aggregate), and a cash dividend of $0.42781 per share of Class B Common Stock (or $10.0 million in the aggregate) for the fiscal quarter ended March 31, 2007, which was paid on June 1, 2007 to holders of record as of the close of business on May 25, 2007.
     On August 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate), which cash dividend is payable on September 4, 2007 to holders of record as of the close of business on August 27, 2007.

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     As of June 30, 2007, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
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
     At June 30, 2007, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
     Senior Credit Facility
     At June 30, 2007, approximately $566.6 million aggregate principal amount of term loan borrowings under the Senior Credit Facility were outstanding and had an interest rate of approximately 7.875% and the amount available under the revolving credit portion of the Senior Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at June 30, 2007 were approximately $6.8 million.
     The Senior Credit Facility requires Coinmach to make certain mandatory repayments, including from (a) 100% of net proceeds from asset sales by Coinmach and its subsidiaries, (b)

COINMACH SERVICE CORP. AND SUBSIDIARIES
100% of the net proceeds from the issuance of debt (with an exception for proceeds from intercompany loans made by Coinmach to us), (c) 50% of annual excess cash flow of Coinmach and its subsidiaries, and (d) 100% of the net proceeds from insurance recovery and condemnation events of Coinmach and its subsidiaries, in each case subject to reinvestment rights, as applicable, and other exceptions generally consistent with the Secured Credit Facility. For the fiscal year ended March 31, 2007, there was no required amount that was payable relating to the annual excess cash flows of Coinmach.
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
     At June 30, 2007, Coinmach was in compliance with the covenants under the Senior Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     The Intercompany Loan
     In connection with the IDS Transactions and the Class A Offering, CSC made the Intercompany Loan to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note.
     As of June 30, 2007, approximately $183.6 million aggregate principal amount of indebtedness was outstanding under the Intercompany Note. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Senior Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     At June 30, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
Merger Agreement
     On June 14, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spin Holdco Inc., a Delaware corporation (“Parent”), and Spin Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”),

COINMACH SERVICE CORP. AND SUBSIDIARIES
pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Parent and Merger Sub are affiliates of Babcock & Brown Limited.
     Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company, each share of (a) Class A Common Stock, including the shares of Class A Common Stock underlying the units of IDS of the Company, and (b) Class B Common Stock (together with the Class A Common Stock, collectively, the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by Parent, the Company or their respective subsidiaries or Shares with respect to which appraisal rights have been properly exercised), will be converted into the right to receive $13.55 in cash (the “Merger Consideration”).
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
     Consummation of the Merger is subject to certain conditions, including, among others, (a) approval of the Merger Agreement by the Company’s stockholders, (b) absence of any law or order prohibiting the consummation of the Merger, (c) expiration or termination of any applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, (d) each party’s respective representations and warranties in the Merger Agreement being true and correct, subject to specified materiality standards contained in the Merger Agreement and (e) material compliance by each party with its respective covenants.

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     On June 14, 2007, Parent entered into a Voting Agreement with Holdings, GTCR-CLC, LLC and certain members of the Company’s senior management and a non-management director, pursuant to which, among other things, such parties agreed to vote their respective shares of capital stock of the Company in favor of adoption and approval of the Merger Agreement. The Voting Agreement will terminate upon the earlier to occur of (a) the effective time of the Merger, (b) the date on which the Board of Directors of the Company effects a change of recommendation in accordance with the Merger Agreement, (c) the date on which the Merger Agreement is terminated, and (d) December 30, 2007.
     On June 14, 2007, Parent entered into an Exchange Agreement with certain members of senior management of the Company, a non-management director, CLC and the secretary of CLC, pursuant to which, among other things, immediately prior to the effective time of the Merger, such members of senior management and such director will exchange a portion of their shares of the Company for common stock of Parent. As contemplated by the Voting Agreement and the Exchange Agreement, the remainder of their shares of capital stock of the Company which has not been exchanged will be purchased, immediately prior to the effective time of the Merger, by a person or persons designated by Babcock & Brown Spinco LLC, an affiliate of Parent.
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
Capital Expenditures
     Capital expenditures (net of proceeds from the sale of equipment) for the three months ending June 30, 2007 were approximately $17.6 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room

COINMACH SERVICE CORP. AND SUBSIDIARIES
improvements. Additionally, capital expenditures for the three months ending June 30, 2007 include approximately $0.6 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2007	2006	Change
Route	$16.2	$16.0	$0.2
Rental	0.8	0.4	0.4
Distribution	—	—	—
Corporate	0.6	1.2	(0.6)

	$17.6	$17.6	$—

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of June 30, 2007 (in millions of dollars):

	Payments Due in Fiscal Year
	Total	2008	2009	2010	2011	2012	After
Long-Term Debt Obligations	$648.8	$1.8	$3.2	$5.7	$5.8	$5.7	$626.6
Interest on Long-Term Debt (1)	389.0	40.2	53.5	53.1	52.6	52.2	137.4
Capital Lease Obligations (2)	8.5	2.8	2.9	1.6	1.0	0.2	—
Operating Lease Obligations	34.9	6.5	7.4	6.3	4.6	2.8	7.3

	$1,081.2	$51.3	$67.0	$66.7	$64.0	$60.9	$771.3

(1)	As of June 30, 2007, $566.6 million of our long-term debt outstanding under the Senior Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 7.875% based on the Eurodollar rate in effect at June 30, 2007. In addition, approximately $82.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Senior Credit Facility, Coinmach is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed interest rate of approximately 7.40%, thereby

COINMACH SERVICE CORP. AND SUBSIDIARIES

reducing the impact of interest rate changes on future interest expense.

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     Pursuant to recently enacted federal law, commercial clothes washers manufactured after January 1, 2007 is subject to certain federal energy and water efficiency standards. While we have been informed by certain manufacturers that washers not compliant with said standards will be able to be modified without a material increase in cost in order to meet such standards, there can be no assurance that any such affected washers in our installed base will be able to be modified without a material increase in cost or that costs purchasing compliant washers will not increase by a material amount. In addition, new federal standards could be enacted in the future which could result in a significant increase in our capital expenditures and consequently reduce our profit margin. Implementing machines compliant with new laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such new standards.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
          Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:
•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and cash dividends on our common stock pursuant to our dividend policy;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	as a holding company, our dependence on cash flow from our operating subsidiaries to make payments under the 11% Senior Secured Notes, and contractual and legal restrictions on the ability of our subsidiaries to make dividends and distributions to us;

•	the risk of adverse tax consequences should the 11% Senior Secured Notes not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants;

•	the delay or failure to consummate the proposed Merger, which could negatively impact our business, stock price, financial condition and operations; and

•	other factors discussed elsewhere in this report and in our other public filings with the SEC, including the Company’s Annual Report on Form 10-K/A filed on July 27, 2007.

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of June 30, 2007, we had approximately $336.6 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.7 million, assuming the total amount of variable interest rate debt outstanding was $336.6 million, the balance as of June 30, 2007.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
     Additionally, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     There has been no material change to the risk factors previously disclosed in either our (i) Annual Report on Form 10-K for the fiscal year ended March 31, 2007 or (ii) Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007.
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

COINMACH SERVICE CORP.

Date: August 9, 2007	/s/ Robert M. Doyle
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