Form 10-Q
period 2007-09-30
COINMACH SERVICE CORP
filed 2007-11-07
CIK 1282858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32359
Coinmach Service Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-0809839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
303 Sunnyside Blvd., Suite 70, Plainview,	11803
New York
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐               Accelerated filer ☑                Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Class A common stock, $0.01 par value per share shares	29,263,595 shares
Class B common stock, $0.01 par value per share	23,374,450 shares
     The registrant publicly trades Income Deposit Securities (“IDSs”) on the American Stock Exchange. Each IDS is comprised of one underlying share of Class A common stock and an underlying 11% senior secured note due 2024 in a principal amount of $6.14. As of October 31, 2007, there were 11,192,461 IDSs outstanding.

COINMACH SERVICE CORP. AND SUBSIDIARIES

(i)

COINMACH SERVICE CORP. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30, 2007	March 31, 2007[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$33,052	$39,030
Receivables, net	8,693	6,755
Inventories	14,701	14,575
Prepaid expenses	4,075	4,997
Other current assets	3,740	2,377

Total current assets	64,261	67,734

Advance location payments	61,126	64,371
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $511,230 and $475,926	236,115	239,740
Contract rights, net of accumulated amortization of $135,260 and $128,466	288,239	294,800
Goodwill	208,737	208,590
Other assets	9,082	8,608

Total assets	$867,560	$883,843

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$43,360	$35,796
Accrued rental payments	36,995	33,019
Accrued interest	7,853	6,847
Interest rate swap liability	1,716	155
Current portion of long-term debt	6,141	5,527

Total current liabilities	96,065	81,344

Deferred income taxes	47,965	50,005
Long-term debt, less current portion	649,929	651,768

Total liabilities	793,959	783,117

Stockholders’ equity:
Class A Common Stock — $0.01 par value; 100,000,000 shares authorized; 29,263,595 shares issued and outstanding at September 30, 2007 and 29,260,030 shares issued and outstanding at March 31, 2007	292	292
Class B Common Stock — $0.01 par value; 100,000,000 shares authorized; 23,374,450 shares issued and outstanding	234	234
Capital in excess of par value	390,043	389,862
Carryover basis adjustment	(7,988)	(7,988)
Accumulated other comprehensive loss, net of tax	(1,190)	(231)
Accumulated deficit	(307,790)	(281,443)

Total stockholders’ equity	73,601	100,726

Total liabilities and stockholders’ equity	$867,560	$883,843

1	The March 31, 2007 balance sheet has been derived from the audited consolidated financial statements as of that date.
See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars, except share data)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September
	2007	2006	2007	2006
REVENUES	$135,475	$136,310	$272,569	$275,595
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	92,983	92,803	185,969	187,202
General and administrative (including stock-based compensation expense of $78, $38, $181 and $76, respectively)	3,190	3,102	7,016	6,136
Depreciation and amortization	18,130	18,389	36,261	37,013
Amortization of advance location payments	4,900	4,901	9,800	9,801
Amortization of intangibles	3,492	3,560	6,983	7,120

	122,695	122,755	246,029	247,272

OPERATING INCOME	12,780	13,555	26,540	28,323

INTEREST EXPENSE	14,051	13,931	27,765	27,361
TRANSACTION COSTS	1,015	—	4,015	845

(LOSS) INCOME BEFORE INCOME TAXES	(2,286)	(376)	(5,240)	117

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	238	214	484	382
Deferred	(187)	(189)	(1,440)	(56)

	51	25	(956)	326

NET LOSS	$(2,337)	$(401)	$(4,284)	$(209)

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21	$0.41	$0.41

Class B Common Stock	$—	$—	$0.43	$0.53

Basic and diluted net income (loss) per share:
Class A Common Stock	$0.05	$0.09	$(0.09)	$(0.06)

Class B Common Stock	$(0.16)	$(0.12)	$(0.07)	$0.06

Weighted average common stock outstanding:
Class A Common Stock	29,090,859	29,050,722	29,085,306	29,048,625

Class B Common Stock	23,374,450	23,374,450	23,374,450	23,374,450

Cash dividends per share:
Class A Common Stock	$0.21	$0.21	$0.41	$0.41

Class B Common Stock	$—	$—	$0.43	$0.53

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
- SIX MONTHS ENDED SEPTEMBER 30, 2007 -
(UNAUDITED)
(in thousands of dollars)

					Accumulated
	Class A	Class B	Capital in	Carryover	Other
	Common	Common	Excess of	Basis	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Par Value	Adjustment	Loss, net of tax	Deficit	Equity
Balance, March 31, 2007	$292	$234	$389,862	$(7,988)	$(231)	$(281,443)	$100,726
Comprehensive loss:
Net loss	—	—	—	—	—	(4,284)	(4,284)
Loss on derivative instruments	—	—	—	—	(959)	—	(959)

Total comprehensive loss							(5,243)
Dividends	—	—	—	—	—	(22,063)	(22,063)
Stock—based compensation	—	—	181	—	—	—	181

Balance, September 30, 2007	$292	$234	$390,043	$(7,988)	$(1,190)	$(307,790)	$73,601

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands of dollars)

	Six Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(4,284)	$(209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,261	37,013
Amortization of advance location payments	9,800	9,801
Amortization of intangibles	6,983	7,120
Deferred income taxes	(1,440)	(56)
Amortization of deferred issue costs	394	396
Write off of deferred issue costs	—	414
Premium on redemption of 11% senior secured notes due 2024	—	417
Gain on sale of equipment	(462)	(183)
Stock based compensation	181	76
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(2,673)	(481)
Receivables, net	(1,284)	(1,444)
Inventories and prepaid expenses	796	(1,445)
Accounts payable and accrued expenses, net	10,890	4,764
Accrued interest	1,006	3,225

Net cash provided by operating activities	56,168	59,408

INVESTING ACTIVITIES:
Additions to property, equipment and leasehold improvements	(31,913)	(29,855)
Advance location payments to location owners	(6,555)	(6,361)
Acquisition of net assets related to acquisitions of businesses, net of cash acquired	(196)	(17,136)
Proceeds from sale of property and equipment	1,630	710

Net cash used in investing activities	(37,034)	(52,642)

FINANCING ACTIVITIES:
Repayments under credit facility	(24,350)	(1,150)
Proceeds from credit facility	23,200	—
Principal payments on capitalized lease obligations	(1,874)	(1,898)
Repayments to bank and other borrowings	(25)	(129)
Redemption of 11% senior secured notes due 2024	—	(5,649)
Payment of premium on 11% senior secured notes due 2024	—	(417)
Issuance costs	—	(9)
Cash dividends paid	(22,063)	(24,503)

Net cash used in financing activities	(25,112)	(33,755)

Net decrease in cash and cash equivalents	(5,978)	(26,989)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,030	62,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,052	$35,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,365	$23,740

Income taxes paid	$215	$144

NON CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$1,824	$2,606

See accompanying notes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007
1. Basis of Presentation
     The condensed consolidated financial statements include the accounts of Coinmach Service Corp., a Delaware corporation (“CSC”), and all of its subsidiaries, including Coinmach Corporation, a Delaware corporation (“Coinmach”). All significant intercompany profits, transactions and balances have been eliminated in consolidation. CSC was incorporated on December 23, 2003 as a wholly-owned subsidiary of Coinmach Holdings, LLC, a Delaware limited liability company (“Holdings”). Unless otherwise specified herein, references to “the Company,” “we,” “us” and “our” shall mean CSC and its subsidiaries.
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
     On February 8, 2006, CSC completed a public offering of 12,312,633 shares of Class A Common Stock at a price to the public of $9.00 per share (the “Class A Offering”). Net proceeds from the Class A Offering were approximately $102.7 million. The net proceeds of the Class A Offering, upon their distribution to CSC, were used (i) to purchase pursuant to a tender offer, approximately $48.4 million aggregate principal amount outstanding of 11% Senior Secured Notes and related fees and expenses, (ii) to repurchase 2,199,413 shares of Class A Common Stock owned by an affiliate of GTCR — CLC, LLC (the controlling equity investor in Holdings) at a repurchase price of $8.505 per share or approximately $18.7 million in the aggregate, (iii) to repurchase 1,605,995 shares of Class B Common Stock that had been distributed to equity investors of Holdings (including CSC officers and certain directors) at a repurchase price of $8.505 per share or approximately $13.7 million in the aggregate and (iv) for general corporate purposes.
Dividends
     Pursuant to CSC’s dividend policy, CSC has paid dividends on its Class A Common Stock on each March 1, June 1, September 1 and December 1 to holders of record as of the preceding February 25, May 25, August 25 and November 25, respectively, in each case with respect to the immediately preceding fiscal quarter. CSC also has paid annual dividends on its Class B Common Stock on each June 1 to holders of record as of the preceding May 25 with respect to the immediately preceding fiscal year. The payment of dividends by CSC on its common stock is subject to the sole discretion of the board of directors of CSC, various limitations imposed by the certificate of incorporation of CSC, the terms of outstanding indebtedness of CSC and Coinmach, and applicable law. Payment of dividends on all classes of CSC common stock will not be cumulative.

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

	September 30, 2007	March 31, 2007
Laundry equipment	$10,865	$10,825
Machine repair parts	3,836	3,750

	$14,701	$14,575

3. Goodwill and Contract Rights
     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on present operating and strategic plans, management believes that there have not been any indications of impairment of goodwill. The fair value of the reporting units for these tests is based upon a discounted cash flow model. The Company has determined that its reporting units with goodwill consist of route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry is as follows (in thousands):

	September 30, 2007	March 31, 2007
Route	$197,158	$197,158
Rental	8,662	8,515
Distribution	2,917	2,917

	$208,737	$208,590

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Amortization expense for contract rights for the remainder of the fiscal year ending March 31, 2008 and each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2008 (remainder of year)	$6.8
2009	13.3
2010	12.9
2011	12.6
2012	12.3
2013	12.0
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
     During the six months ended September 30, 2007, the Company completed an acquisition included in the rental business for a purchase price aggregating approximately $0.2 million of which the Company allocated approximately $0.1 million to goodwill and approximately $0.1 million to working capital assets. See Note 13 (Subsequent Events) for a discussion relating to acquisitions the Company made subsequent to September 30, 2007.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
4. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2007	March 31, 2007
Credit facility indebtedness	$565,975	$567,125
11% Senior Secured Notes	82,067	82,067
Obligations under capital leases	7,815	7,865
Other long-term debt with varying terms and maturities	213	238

	656,070	657,295
Less current portion	6,141	5,527

	$649,929	$651,768

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
     At September 30, 2007, there was approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
     At September 30, 2007, the Company was in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and was not aware of any events of default pursuant to the terms of such indebtedness.

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
     The revolving loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 2.00% or the Eurodollar rate plus 3.00%, subject in each case to performance based adjustments. The term loans accrue interest, at Coinmach’s option, at a rate per annum equal to the base rate plus a margin of 1.50% or the Eurodollar rate plus 2.50%, subject in each case to performance based adjustments. The term loans are scheduled to be fully repaid by December 19, 2012, and the revolving credit facility is scheduled to expire on December 19, 2010. At September 30, 2007, the base rate was 8.0625% and the monthly variable Eurodollar rate was 5.5625%.
     As a result of the debt refinancing in December 2005, Coinmach incurred approximately $3.1 million in issuance costs related to the Senior Credit Facility, which were capitalized as deferred financing costs to be amortized using the effective interest method through December 19, 2012.
     At September 30, 2007, the $566.0 million of term loan borrowings under the Senior Credit Facility had an interest rate of approximately 8.0625% and the amount available under the revolving credit portion of the Senior Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at September 30, 2007 were approximately $6.8 million.
     At September 30, 2007, Coinmach was in compliance with the covenants under the Senior Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
Interest Rate Swaps
     On November 17, 2005, Coinmach entered into two separate interest rate swap agreements, effective February 1, 2006, totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The two swap agreements consist of: (i) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.90% and expiring on November 1, 2010, and (ii) a $115.0 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 4.89% and expiring on November 1, 2010. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Company recognized accumulated other comprehensive loss of approximately $1.0 million, net of tax, in the stockholders’ equity section for the quarter ended September 30, 2007, relating to the interest rate swaps that qualify as cash flow hedges.
5. Intercompany Loan
     Pursuant to the indenture governing the 11% Senior Secured Notes, CSC used a portion of the proceeds from each of the IPO and the Class A Offering to make an intercompany loan (the “Intercompany Loan”) to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by an intercompany note from Coinmach for the benefit of CSC (the “Intercompany Note”). As of September 30, 2007, the principal amount of indebtedness represented by the Intercompany Note was $183.6 million. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
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
     At September 30, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Condensed consolidating financial information for the Company and CLC is as follows (in thousands):
Condensed Consolidating Balance Sheets

	September 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation	Adjustments
	Service	Laundry	and	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventories, prepaid expenses and other current assets	$56	$—	$64,284	$(79)	$64,261
Advance location payments	—	—	61,126	—	61,126
Property, equipment and leasehold improvements, net	—	—	236,115	—	236,115
Intangible assets, net	—	—	496,976	—	496,976
Deferred income taxes	5,670	967	—	(6,637)	—
Due from parent/sub	—	48,613	—	(48,613)	—
Investment in preferred stock	154,596	—	—	(154,596)	—
Other assets	194,654	—	3,079	(188,651)	9,082

Total assets	$354,976	$49,580	$861,580	$(398,576)	$867,560

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses and accrued rental payments	$6,216	$78	$88,796	$(5,166)	$89,924
Current portion of long-term debt	—	—	6,141	—	6,141

Total current liabilities	6,216	78	94,937	(5,166)	96,065

Deferred income taxes	—	—	54,602	(6,637)	47,965
Intercompany loans and advances	10,136	—	—	(10,136)	—
Long-term debt, less current portion	82,067	—	567,862	—	649,929
Loan payable to parent	—	—	183,564	(183,564)	—
Investment in subsidiaries	183,346	77,862	—	(261,208)	—
Due to parent/subsidiary	—	—	38,477	(38,477)	—
Preferred stock and dividends payable	—	154,596	—	(154,596)	—
Total stockholders’ equity (deficit)	73,211	(182,956)	(77,862)	261,208	73,601

Total liabilities and stockholders’ equity (deficit)	$354,976	$49,580	$861,580	$(398,576)	$867,560

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$135,475	$—	$135,475
Costs and expenses	486	97	122,112	—	122,695

Operating (loss) income	(486)	(97)	13,363	—	12,780
Interest (income) expense, net	(2,682)	—	16,733	—	14,051
Interest (income) expense — non cash preferred stock dividend	(3,113)	3,113	—	—	—
Transaction costs	1,015	—	—	—	1,015

Income (loss) before taxes	4,294	(3,210)	(3,370)	—	(2,286)
Income tax provision (benefit)	1,268	(40)	(1,177)	—	51

	3,026	(3,170)	(2,193)	—	(2,337)

Equity in loss (income) of subsidiaries	5,363	2,193	—	(7,556)	—

Net loss	$(2,337)	$(5,363)	$(2,193)	$7,556	$(2,337)

	Three Months Ended September 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$136,310	$—	$136,310
Costs and expenses	778	104	121,873	—	122,755

Operating (loss) income	(778)	(104)	14,437	—	13,555
Interest (income) expense, net	(2,682)	—	16,613	—	13,931
Interest (income) expense — non cash preferred stock dividend	(3,314)	3,314	—	—	—

Income (loss) before taxes	5,218	(3,418)	(2,176)	—	(376)
Income tax provision (benefit)	777	(42)	(710)	—	25

	4,441	(3,376)	(1,466)	—	(401)

Equity in loss (income) of subsidiaries	4,842	1,466	—	(6,308)	—

Net loss	$(401)	$(4,842)	$(1,466)	$6,308	$(401)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations (continued)

	Six Months Ended September 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$272,569	$—	$272,569
Costs and expenses	927	196	244,906	—	246,029

Operating (loss) income	(927)	(196)	27,663	—	26,540
Interest (income) expense, net	(5,363)	—	33,128	—	27,765
Interest (income) expense — non cash preferred stock dividend	(6,330)	6,330	—	—	—
Transaction costs	4,015	—	—	—	4,015

Income (loss) before taxes	6,751	(6,526)	(5,465)	—	(5,240)
Income tax provision (benefit)	958	(80)	(1,834)	—	(956)

	5,793	(6,446)	(3,631)	—	(4,284)

Equity in loss (income) of subsidiaries	10,077	3,631	—	(13,708)	—

Net loss	$(4,284)	$(10,077)	$(3,631)	$13,708	$(4,284)

	Six Months Ended September 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$275,595	$—	$275,595
Costs and expenses	1,169	209	245,894	—	247,272

Operating (loss) income	(1,169)	(209)	29,701	—	28,323
Interest (income) expense, net	(5,314)	—	32,675	—	27,361
Interest (income) expense — non cash preferred stock dividend	(6,776)	6,776	—	—	—
Transaction costs	845	—	—	—	845

Income (loss) before taxes	10,076	(6,985)	(2,974)	—	117
Income tax provision (benefit)	1,348	(85)	(937)	—	326

	8,728	(6,900)	(2,037)	—	(209)

Equity in loss (income) of subsidiaries	8,937	2,037	—	(10,974)	—

Net loss	$(209)	$(8,937)	$(2,037)	$10,974	$(209)

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended September 30, 2007
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$5,793	$(6,446)	$(3,631)	$—	$(4,284)
Noncash adjustments	(5,143)	6,250	50,610	—	51,717
Change in operating assets and liabilities	3,277	—	5,458	—	8,735

Net cash provided by (used in) operating activities	3,927	(196)	52,437	—	56,168

Investing Activities
Capital expenditures	—	—	(38,468)	—	(38,468)
Acquisition of assets	—	—	(196)	—	(196)
Proceeds from sale of property and equipment	—	—	1,630	—	1,630

Net cash used in investing activities	—	—	(37,034)	—	(37,034)

Financing Activities
Repayment of debt	—	—	(24,350)	—	(24,350)
Other financing items	(4,836)	196	3,878	—	(762)

Net cash (used in) provided by financing activities	(4,836)	196	(20,472)	—	(25,112)

Net decrease in cash and cash equivalents	(909)	—	(5,069)	—	(5,978)
Cash and cash equivalents, beginning of period	925	—	38,105	—	39,030

Cash and cash equivalents, end of period	$16	$—	$33,036	$—	$33,052

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Six Months Ended September 30, 2006
			Coinmach
	Coinmach	Coinmach	Corporation
	Service	Laundry	and
	Corp.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$8,728	$(6,900)	$(2,037)	$—	$(209)
Noncash adjustments	(4,413)	6,692	52,719	—	54,998
Change in operating assets and liabilities	(1,329)	30	5,918	—	4,619

Net cash provided (used in) by operating activities	2,986	(178)	56,600	—	59,408

Investing Activities
Capital expenditures	—	—	(36,216)	—	(36,216)
Acquisition of assets	—	—	(17,136)	—	(17,136)
Proceeds from sale of property and equipment	—	—	710	—	710

Net cash used in investing activities	—	—	(52,642)	—	(52,642)

Financing Activities
Repayment of debt	(5,649)	—	(1,150)	—	(6,779)
Other financing items	2,691	178	(29,825)	—	(26,956)

Net cash (used in) provided by financing activities	(2,958)	178	(30,975)	—	(33,755)

Net increase (decrease) in cash and cash equivalents	28	—	(27,017)	—	(26,989)
Cash and cash equivalents, beginning of period	880	—	61,128	—	62,008

Cash and cash equivalents, end of period	$908	$—	$34,111	$—	$35,019

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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
The table below presents information about the Company’s segments (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Route	$118,846	$119,930	$240,798	$243,908
All other:
Rental	10,064	9,724	19,754	19,268
Distribution	6,565	6,656	12,017	12,419

Subtotal	16,629	16,380	31,771	31,687

Total Revenue	$135,475	$136,310	$272,569	$275,595

EBITDA (1):
Route	$37,480	$38,606	$76,963	$79,106
All other:
Rental	4,320	4,292	8,636	8,414
Distribution	692	609	1,001	873

Subtotal	5,012	4,901	9,637	9,287

Transaction costs (2)(3)	(1,015)	—	(4,015)	(845)
Corporate expenses	(3,190)	(3,102)	(7,016)	(6,136)

Total EBITDA	38,287	40,405	75,569	81,412

Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(23,166)	(23,778)	(46,335)	(47,745)
All other	(2,000)	(2,069)	(3,998)	(4,183)
Corporate	(1,356)	(1,003)	(2,711)	(2,006)

Total depreciation	(26,522)	(26,850)	(53,044)	(53,934)

Interest expense	(14,051)	(13,931)	(27,765)	(27,361)

Consolidated (loss) income before income taxes	$(2,286)	$(376)	$(5,240)	$117

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for more information regarding EBITDA and a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	The computation of EBITDA for the six months ended September 30, 2007 has not been adjusted to exclude certain transaction costs, including legal costs, incurred by the Company relating to the Merger Agreement and the transactions contemplated thereby as described in Note 12.

(3)	The computation of EBITDA for the three and six months ended September 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(2.4)	$(0.4)	$(4.3)	$(0.2)
Provision (benefit) for income taxes	0.1	—	(0.9)	0.3
Interest expense	14.1	13.9	27.8	27.4
Depreciation and amortization	26.5	26.9	53.0	53.9

EBITDA*	$38.3	$40.4	$75.6	$81.4

*	The computation of EBITDA for the three and six months ended September 30, 2007 has not been adjusted to exclude certain transaction costs, including legal costs, incurred by the Company relating to the Merger Agreement and the transactions contemplated thereby as described in Note 12. The computation of EBITDA for the six months ended September 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
8. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	September 30, 2007	March 31, 2007
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$97,860	$99,222
Other	2,770	2,419

Total deferred tax liabilities	100,630	101,641

Deferred tax assets:
Net operating loss carryforwards	50,050	49,696
Covenant not to compete	1,091	1,124
Interest rate swap	701	63
Other	823	753

Total deferred tax assets	52,665	51,636

Net deferred tax liability	$47,965	$50,005

     The net operating loss carryforwards of approximately $149 million expire between fiscal years 2008 through 2026. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership. For the six months ended September 30, 2007, the Company generated a taxable loss of approximately $1.0 million primarily due to a one time charge for non recurring transaction costs which increased its net operating loss carry-forwards by $1.0 million.
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     The (benefit) provision for income taxes consists of (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Federal	$(146)	$(147)	$(1,122)	$(43)
State	197	172	166	369

	$51	$25	$(956)	$326

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Expected tax (benefit) provision	$(800)	$(132)	$(1,834)	$41
State tax provision, net of federal taxes	128	113	108	241
Permanent book/tax differences	723	44	770	44

Tax (benefit) provision	$51	$25	$(956)	$326

9. Income (Loss) per Common Share
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     Undistributed net loss is allocated to the Company’s two classes of common stock based on the weighted average number of shares outstanding since both classes have the same participation rights. Loss per share for each class of common stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss attributable to common stockholders	$(2,337)	$(401)	$(4,284)	$(209)
Add: Dividends paid on common stock	(6,032)	(6,002)	(22,063)	(24,503)

Undistributed loss available to Class A and Class B Common Stock	$(8,369)	$(6,403)	$(26,347)	$(24,712)

Basic and diluted allocation of undistributed loss:
Class A Common Stock	$(4,641)	$(3,548)	$(14,608)	$(13,693)
Class B Common Stock	(3,728)	(2,855)	(11,739)	(11,019)

Total	$(8,369)	$(6,403)	$(26,347)	$(24,712)

Weighted average common stock outstanding:
Class A Common Stock	29,090,859	29,050,722	29,085,306	29,048,625
Class B Common Stock	23,374,450	23,374,450	23,374,450	23,374,450

Total	52,465,309	52,425,172	52,459,756	52,423,075

Distributed earnings per share:
Class A Common Stock	$0.21	$0.21	$0.41	$0.41
Class B Common Stock	$—	$—	$0.43	$0.53

Undistributed loss per share:
Class A Common Stock	$(0.16)	$(0.12)	$(0.50)	$(0.47)
Class B Common Stock	$(0.16)	$(0.12)	$(0.50)	$(0.47)

Basic and diluted income (loss) per share
Class A Common Stock	$0.05	$0.09	$(0.09)	$(0.06)
Class B Common Stock	$(0.16)	$(0.12)	$(0.07)	$0.06
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     On August 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate), which cash dividend was paid on September 4, 2007 to holders of record as of the close of business on August 27, 2007.
10. 2004 Long-Term Incentive Plan
     The Company’s Long-Term Incentive Plan (the “2004 LTIP”) provides for the grant of non-qualified options, incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The maximum number of securities available for awards under the 2004 LTIP is 15% of the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock immediately following consummation of the IDS Transactions, which equals 6,583,796 shares. As of September 30, 2007, the Company had granted 238,843 shares of Class A Common Stock under the 2004 LTIP.
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
     On June 14, 2007, approximately $42,000 worth of restricted stock of Class A Common Stock (or 3,565 shares) were awarded by our Chief Executive Officer from the employee pool to a certain employee which includes performance contingent and time-based vesting restricted shares of Class A Common Stock with a grant date of June 14, 2007 (the “June 2007 Restricted Stock Award”).
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
     Compensation expense of approximately $0.2 million for the six months ended September 30, 2007, and approximately $0.1 million for the six months ended September 30, 2006 has been recorded to the statement of operations. The Company has estimated the forfeiture rate to be zero.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     A summary of the status of the Company’s restricted shares as of September 30, 2007 is presented below:

		Weighted
		Average Fair
	Shares	Value at Date of
	Outstanding	Contract
Restricted shares unvested at April 1, 2007	179,778	$9.81
Granted	3,565	11.71
Vested	17,745	9.56

Restricted shares unvested at September 30, 2007	165,598	$9.87

     As of September 30, 2007, there was approximately $0.8 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining to the 2006 Restricted Stock Awards and the Time Vesting Shares from the 2007 Restricted Stock Awards, the March 2007 Restricted Stock Awards and the June 2007 Restricted Stock Award. In addition, as of September 30, 2007, there was approximately $0.3 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined will relate to the probable outcome for the attainment of certain performance conditions. At September 30, 2007, there was also approximately $0.6 million of unrecognized compensation costs related to restricted share compensation arrangements pertaining only to those Performance Vesting Shares that the Company has determined are not probable for the attainment of certain performance conditions.
     As discussed in Note 12, if the Merger is consummated, all of our outstanding restricted shares of Class A Common Stock granted under the 2004 LTIP will vest and accordingly, compensation expense of approximately $1.6 million would be recognized.
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
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
No. 159 are elective; however, an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We will adopt SFAS No. 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.
12. Merger Agreement
     On June 14, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spin Holdco Inc., a Delaware corporation (“Parent”), and Spin Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will, upon the satisfaction of certain conditions set forth in the Merger Agreement, merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Babcock & Brown Limited.
     On June 14, 2007, Parent entered into a Voting Agreement with Holdings, GTCR-CLC, LLC and certain members of the Company’s senior management and a non-management director, who collectively own approximately 61.7% of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, pursuant to which (unless the Voting Agreement is terminated in accordance with its terms), among other things, such parties agreed to vote certain of their respective shares of the Company’s Class A Common Stock and Class B Common Stock in favor of adoption of the Merger Agreement. The Voting Agreement will terminate upon the earlier to occur of (a) the effective time of the Merger, (b) the date on which the Board of Directors of the Company effects a change of recommendation in accordance with the Merger Agreement, (c) the date on which the Merger Agreement is terminated, and (d) December 30, 2007.
     On June 14, 2007, Parent entered into an Exchange Agreement with certain members of senior management of the Company, a non-management director, CLC and the secretary of CLC, pursuant to which, among other things, immediately prior to the effective time of the Merger, such members of senior management and such director will exchange a portion of their shares of Class B Common Stock of the Company for common stock of Parent. As contemplated by the Voting Agreement and the Exchange Agreement, the remainder of their shares of the Company’s Class A Common Stock and Class B Common Stock which have not been exchanged will be purchased, immediately prior to the effective time of the Merger, by Babcock & Brown Spinco LLC, an affiliate of Parent, or its designee.
     On October 19, 2007, the Company announced that it has established a record date and meeting date for the special meeting of stockholders to consider and vote upon a proposal to adopt the Merger Agreement. The special meeting will be held on Friday, November 9, 2007.

COINMACH SERVICE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
The record date for determining the stockholders of the Company entitled to notice of, to vote at, and to attend the special meeting is the close of business on Friday, October 12, 2007. The Company filed its definitive proxy statement on October 18, 2007 and mailed such definitive proxy statement to its stockholders on October 19, 2007.
     Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company, each share of (a) Class A Common Stock, including the shares of Class A Common Stock underlying the units of IDS of the Company, and (b) Class B Common Stock (together with the Class A Common Stock, collectively, the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by Parent, the Company or their respective subsidiaries or Shares with respect to which appraisal rights have been properly exercised), will be converted into the right to receive $13.55 in cash (the “Merger Consideration”). Certain shares of Class B Common Stock owned by certain members of the Company’s senior management and one of the Company’s non-management directors will be exchanged for common stock of Parent, while the remainder of shares of the Company’s Class A Common Stock and Class B Common Stock held by such members of the Company’s senior management and such director, which have not been so exchanged, would be purchased immediately prior to completion of the Merger, by a person or persons designated by Babcock & Brown Spinco LLC, an affiliate of Parent.
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
     CSC incurred costs of approximately $4.0 million consisting of certain expenses including legal costs incurred by the Company relating to the Merger Agreement that were classified as transaction costs on the Consolidated Statements of Operation for the six months ended September 30, 2007. If the Merger is consummated, certain members of senior management of the Company and a non-management director will be entitled to receive transaction bonus payments aggregating approximately $8.6 million to be paid by the Company and approximately $3.5 million to be paid by Holdings.
13. Subsequent Event
     On October 1, 2007, the Company completed the acquisition of the route business of ALL Inc. for a purchase price of approximately $6.6 million, subject to the outcome of certain purchase price adjustments. ALL Inc. is a leading laundry service provider in the Minneapolis/St. Paul, Minnesota area. Upon completion of the preliminary price allocation, the Company will allocate the purchase price to contract rights, goodwill and equipment.
     On October 16, 2007, the Company completed an acquisition included in the rental business of substantially all of the assets of Apartment Appliance Leasing Services, Ltd. for a purchase price of approximately $3.3 million, subject to the outcome of certain purchase price adjustments. Upon completion of the preliminary price allocation, the Company will allocate the purchase price to goodwill and working capital assets.

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
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 must be applied to all existing tax positions upon initial adoption.
     The Company adopted FIN No. 48 as of April 1, 2007. The Company has evaluated the effects of FIN No. 48 on our consolidated financial statements and determined that there is no material effect on our consolidated financial statements. The Company does not have any unrecognized tax benefits, and has not recognized any interest or penalties on the statement of operations for the periods presented. The Company’s continuing practice is to record interest and penalties related to tax positions in general and administrative expense in its consolidated statement of operations.

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
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We will adopt SFAS No. 159 beginning April 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Results of Operations
     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.
     Comparison of the three- and six-month periods ended September 30, 2007 and September 30, 2006.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2007	2006	Change	2007	2006	Change
Route	$118.8	$119.9	$(1.1)	$240.8	$243.9	$(3.1)
Rental	10.1	9.7	0.4	19.8	19.3	0.5
Distribution	6.6	6.7	(0.1)	12.0	12.4	(0.4)

	$135.5	$136.3	$(0.8)	$272.6	$275.6	$(3.0)

     Revenue decreased by approximately $0.8 million, or approximately 1%, for the three-month period ended September 30, 2007, as compared to the prior year’s corresponding period. Revenue decreased by approximately $3.0 million, or approximately 1%, for the six-month period ended September 30, 2007, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended September 30, 2007 decreased by approximately $1.1 million, or approximately 1%, over the prior year’s corresponding period. Route revenue for the six months ended September 30, 2007 decreased by approximately $3.1 million, or approximately 1%, over the prior year’s corresponding period. Such decrease was primarily due to a decline in same store sales attributable to increased vacancy rates in certain geographical areas.
     Rental revenue for the three months ended September 30, 2007 increased by approximately $0.4 million or approximately 4%, over the prior year’s corresponding period. Rental revenue for the six months ended September 30, 2007 increased by approximately $0.5 million or approximately 3%, over the prior year’s corresponding period. This increase was primarily the result of internal growth of our machine base in existing areas of operations during the current and prior periods, as well as an increase in our “replacement business”, selling new laundry equipment on a repetitive basis to apartment communities.
     Distribution revenue for the three months ended September 30, 2007 decreased by approximately $0.1 million or approximately 1%, as compared to the prior year’s corresponding period. Distribution revenue for the six months ended September 30, 2007 decreased by approximately $0.4 million, or approximately 3%, from the prior year’s corresponding period. Such decrease was primarily due to decreased equipment sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions. Although revenue decreased, EBITDA for the same periods increased as a result of our continued focus on improving net sales.

COINMACH SERVICE CORP. AND SUBSIDIARIES
     The following table sets forth our laundry operating expenses for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2007	2006	Change	2007	2006	Change
Route	$85.6	$85.7	$(0.1)	$171.6	$172.9	$(1.3)
Rental	5.7	5.4	0.3	11.1	10.9	0.2
Distribution	1.7	1.7	—	3.3	3.4	(0.1)

	$93.0	$92.8	$0.2	$186.0	$187.2	$(1.2)

     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $0.2 million, or less than 1%, for the three-month period ended September 30, 2007, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.2 million, or approximately 1%, for the six-month period ended September 30, 2007, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were approximately 69% for the three-month period ended September 30, 2007 and 68% for the three-month period ended September 30, 2006, and both the six-month periods ended September 30, 2007 and September 30, 2006.
     The increase in laundry operating expenses for the three-month period was due primarily to (i) an increase in expenses related to the national call center (the “Center of Excellence”) of approximately $0.7 million, (ii) an increase in costs related to medical insurance coverage and other benefits of approximately $0.3 million and (iii) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate, partially offset by (i) a decrease in commissions paid of approximately $0.7 million related to decreased route revenue and (ii) a decrease in costs of sales in our distribution business of approximately $0.2 million due to decreased sales.
     The decrease in laundry operating expenses for the six-month period was due primarily to (i) a decrease in commissions paid of approximately $1.2 million related to decreased route revenue, (ii) a decrease in costs related to business insurance coverage of approximately $1.2 million, (iii) a decrease in costs of sales in our distribution business of approximately $0.4 million due to decreased sales and (iv) other miscellaneous operating costs and expenses that are not material, individually or in the aggregate, partially offset by an increase in expenses related to the Center of Excellence of approximately $1.0 million and an increase in costs related to medical insurance coverage and other benefits of $0.8 million.
     General and administrative expenses increased by approximately $0.1 million for the three-month period ended September 30, 2007, as compared to the prior year’s corresponding period. General and administrative expenses increased by approximately $0.9 million for the six-month period ended September 30, 2007, as compared to the prior year’s corresponding period. The increase in general and administrative expenses was primarily due to an increase in legal fees and stock compensation expense related to the issuance of restricted stock awards, as well as the occurrence of additional miscellaneous costs. As a percentage of revenues, general and administrative expenses were approximately 2% for the three-month periods ended

COINMACH SERVICE CORP. AND SUBSIDIARIES
September 30, 2007 and September 30, 2006, the six-month period ended September 30, 2006 and approximately 3% for the six-month period ended September 30, 2007.
     We recognized compensation expense for all share-based payments made to employees based on their fair value of share-based payment at the date of grant. For share-based payments relating to the Time Vesting Shares granted subsequent to January 1, 2006, compensation expense, based on their fair value on the date of grant, is recognized in the Condensed Consolidated Statements of Operations from the date of grant. For share-based payments relating to the Performance Vesting Shares granted subsequent to January 1, 2006, compensation expense will be recorded to the Condensed Consolidated Statements of Operations only for those shares of which the attainment of the applicable performance conditions is probable, based on their fair value on the date of grant. For the six-month period ended September 30, 2007, we recognized compensation expense for share-based payments to employees of approximately $0.2 million as compared to approximately $0.1 million for the six-month period ended September 30, 2006. If the Merger is consummated, all of our outstanding restricted shares of Class A Common stock granted under the 2004 LTIP will vest and accordingly, compensation expense of approximately $1.6 million would be recognized.
     Depreciation and amortization expense decreased by approximately $0.3 million, or approximately 1%, for the three-month period ended September 30, 2007, as compared to the prior year’s corresponding period. Depreciation and amortization expense decreased by approximately $0.8 million, or approximately 2%, for the six-month period ended September 30, 2007, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures made in prior years.
     Amortization of advance location payments was consistent for the three-month and six month periods ended September 30, 2007, as compared to the prior year’s corresponding period.
     Amortization of intangibles decreased by less than $0.1 million, or approximately 2%, for the three-month period ended September 30, 2007, as compared to the prior year’s corresponding period. Amortization of intangibles decreased by approximately $0.1 million, or approximately 2%, for the six-month period ended September 30, 2007, as compared to the prior year’s corresponding period. The decrease is primarily the result of prior year acquisitions being fully amortized.
     Operating income margins were approximately 9.4% for the three-month period ended September 30, 2007, as compared to approximately 9.9% for the prior year’s corresponding period. Operating income margins were approximately 9.7% for the six-month period ended September 30, 2007, as compared to approximately 10.3% for the prior year’s corresponding period. The decrease in operating income margin was primarily due to a decrease in revenue and depreciation expense, offset partially by an increase in laundry operating expenses.
     Transaction costs for the six-month period ended September 30, 2007 of approximately $4.0 million consisted of certain expenses including legal costs incurred by the Company relating to the transactions contemplated by the Merger Agreement.

COINMACH SERVICE CORP. AND SUBSIDIARIES
     Transaction costs for the six-month period ended September 30, 2006 of approximately $0.9 million consisted of (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
     Interest expense increased by approximately $0.1 million, or approximately 1%, for the three-month period ended September 30, 2007 as compared to the prior year’s corresponding period. Interest expense increased by approximately $0.4 million, or approximately 2%, for the six-month period ended September 30, 2007 as compared to the prior year’s corresponding period. The increase in interest expense was due primarily due to a slight increase in variable interest rates on our credit facility.
     The Company calculates its tax provision under FAS 109 and APB 28 for interim reporting purposes. The provision for income taxes for the three-month periods ended September 30, 2007 and 2006 was less than $0.1 million each. The benefit for income taxes for the six-month period ended September 30, 2007 was approximately $1.0 million as compared to a provision for income taxes of approximately $0.3 million for the prior year’s corresponding period. The change was primarily due to a decrease in operating income as well as higher transaction costs. The effective tax rate for the six-month period ended September 30, 2007 was approximately 18% benefit as compared to approximately 278% provision for the prior year’s corresponding period. The change in the tax rate during the six months ended September 30, 2007 was primarily due to certain state tax computations based on gross receipts and certain non deductible transaction costs.
     Net loss was approximately $4.3 million for the six-month period ended September 30, 2007, as compared to net loss of approximately $0.2 million for the prior year’s corresponding period. Such change is primarily due to (i) higher transaction costs incurred relating to the transactions contemplated by the Merger Agreement, (ii) decreased revenue and (iii) decreased interest expense, partially offset by increased laundry operating expenses and income taxes.

COINMACH SERVICE CORP. AND SUBSIDIARIES
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2007	2006	Change	2007	2006	Change
Route	$37.5	$38.6	$(1.1)	$77.0	$79.1	$(2.1)
Rental	4.3	4.3	—	8.6	8.4	0.2
Distribution	0.7	0.6	0.1	1.0	0.9	0.1
Corporate expenses	(3.2)	(3.1)	(0.1)	(7.0)	(6.1)	(0.9)
Transaction costs	(1.0)	—	(1.0)	(4.0)	(0.9)	(3.1)

Total EBITDA(1)(2)	$38.3	$40.4	$(2.1)	$75.6	$81.4	$(5.8)

(1)	The computation of EBITDA for the three and six months ended September 30, 2007 has not been adjusted to exclude certain transaction costs, including legal costs, incurred by the Company relating to transactions contemplated by the Merger Agreement as described in Note 12.

(2)	The computation of EBITDA for the six months ended September 30, 2006 has not been adjusted to exclude transaction costs consisting of: (i) the premium paid to purchase certain 11% Senior Secured Notes of approximately $0.4 million and (ii) the write-off of a proportionate amount of unamortized deferred financing costs of approximately $0.4 million.
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
         EBITDA was approximately $38.3 million for the three months ended September 30, 2007, as compared to approximately $40.4 million for the three months ended September 30, 2006. EBITDA margin was approximately 28.3% (or approximately 29.0% if the EBITDA margin was calculated to exclude transaction costs) for the three months ended September 30, 2007, as compared to 29.6% for the prior year’s corresponding period. EBITDA was approximately $75.6 million for the six months ended September 30, 2007, as compared to

COINMACH SERVICE CORP. AND SUBSIDIARIES
approximately $81.4 million for the six months ended September 30, 2006. EBITDA margin was approximately 27.7% (or approximately 29.2% if the EBITDA margin was calculated to exclude transaction costs) for the six months ended September 30, 2007, as compared to 29.5% (or approximately 29.8% if the EBITDA margin was calculated to exclude transaction costs) for the prior year’s corresponding period. The decrease in EBITDA is primarily attributable to higher transaction costs attributable to the Merger Agreement and a decrease in revenue primarily in the route business.
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
     We have met these requirements for the past three fiscal years. Our ability to make such payments and expenditures will depend on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to distribute amounts to us, including by way of payments on the Intercompany Note. Our principal sources of liquidity are cash flows from operating activities and borrowings available under the revolver portion of Senior Credit Facility. As of September 30, 2007, we had cash and cash equivalents of approximately $33.1 million and available borrowings under the revolver portion of the Senior Credit Facility of approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at September 30, 2007 were approximately $6.8 million.
     Our stockholders’ equity was approximately $73.6 million as of September 30, 2007.
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
     On August 1, 2007, the board of directors of CSC declared a quarterly cash dividend of $0.20615 per share of Class A Common Stock (or approximately $6.0 million in aggregate), which cash dividend was paid on September 4, 2007 to holders of record as of the close of business on August 27, 2007.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     As of September 30, 2007, there were approximately $82.1 million aggregate principal amount of 11% Senior Secured Notes outstanding.
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
     At September 30, 2007, we were in compliance with the covenants under the indenture governing the 11% Senior Secured Notes and were not aware of any events of default pursuant to the terms of such indebtedness.
     Senior Credit Facility
     At September 30, 2007, approximately $566.0 million aggregate principal amount of term loan borrowings under the Senior Credit Facility were outstanding and had an interest rate of approximately 8.0625% and the amount available under the revolving credit portion of the Senior Credit Facility was approximately $68.2 million. Letters of credit under the revolver portion of the Senior Credit Facility outstanding at September 30, 2007 were approximately $6.8 million.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     At September 30, 2007, Coinmach was in compliance with the covenants under the Senior Credit Facility and was not aware of any events of default pursuant to the terms of such indebtedness.
     The Intercompany Loan
     In connection with the IDS Transactions and the Class A Offering, CSC made the Intercompany Loan to Coinmach, which is eliminated in consolidation. The Intercompany Loan is represented by the Intercompany Note.
     As of September 30, 2007, approximately $183.6 million aggregate principal amount of indebtedness was outstanding under the Intercompany Note. The Intercompany Loan contains covenants that are substantially the same as those provided in the terms of the Senior Credit Facility. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.
     At September 30, 2007, Coinmach was in compliance with the covenants under the Intercompany Loan and was not aware of any events of default pursuant to the terms of such indebtedness.
Merger Agreement
     On June 14, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spin Holdco Inc., a Delaware corporation (“Parent”), and Spin Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will, upon the satisfaction of certain conditions set forth in the Merger Agreement, merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Babcock & Brown Limited.
     On June 14, 2007, Parent entered into a Voting Agreement with Holdings, GTCR-CLC, LLC and certain members of the Company’s senior management and a non-management director, who collectively own approximately 61.7% of the voting power of the outstanding

COINMACH SERVICE CORP. AND SUBSIDIARIES
shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, pursuant to which (unless the Voting Agreement is terminated in accordance with its terms), among other things, such parties agreed to vote certain of their respective shares of the Company’s Class A Common Stock and Class B Common Stock in favor of adoption of the Merger Agreement. The Voting Agreement will terminate upon the earlier to occur of (a) the effective time of the Merger, (b) the date on which the Board of Directors of the Company effects a change of recommendation in accordance with the Merger Agreement, (c) the date on which the Merger Agreement is terminated, and (d) December 30, 2007.
     On June 14, 2007, Parent entered into an Exchange Agreement with certain members of senior management of the Company, a non-management director, CLC and the secretary of CLC, pursuant to which, among other things, immediately prior to the effective time of the Merger, such members of senior management and such director will exchange a portion of their shares of Class B Common Stock of the Company for common stock of Parent. As contemplated by the Voting Agreement and the Exchange Agreement, the remainder of their shares of the Company’s Class A Common Stock and Class B Common Stock which have not been exchanged will be purchased, immediately prior to the effective time of the Merger, by Babcock & Brown Spinco LLC, an affiliate of Parent, or its designee.
     On October 19, 2007, the Company announced that it has established a record date and meeting date for the special meeting of stockholders to consider and vote upon a proposal to adopt the Merger Agreement. The special meeting will be held on Friday, November 9, 2007. The record date for determining the stockholders of the Company entitled to notice of, to vote at, and to attend the special meeting is the close of business on Friday, October 12, 2007. The Company filed its definitive proxy statement on October 18, 2007 and mailed such definitive proxy statement to its stockholders on October 19, 2007.
     Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company, each share of (a) Class A Common Stock, including the shares of Class A Common Stock underlying the units of IDS of the Company, and (b) Class B Common Stock (together with the Class A Common Stock, collectively, the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by Parent, the Company or their respective subsidiaries or Shares with respect to which appraisal rights have been properly exercised), will be converted into the right to receive $13.55 in cash (the “Merger Consideration”). Certain shares of Class B Common Stock owned by certain members of the Company’s senior management and one of the Company’s non-management directors will be exchanged for common stock of Parent, while the remainder of shares of the Company’s Class A Common Stock and Class B Common Stock held by such members of the Company’s senior management and such director, which have not been so exchanged, would be purchased immediately prior to completion of the Merger, by a person or persons designated by Babcock & Brown Spinco LLC, an affiliate of Parent.
     At the effective time of the Merger, each award of restricted Class A Common Stock granted under the Company’s incentive plans will no longer be restricted and, unless otherwise agreed between Parent and the holder of such restricted Class A Common Stock, will be converted into the right to receive the Merger Consideration.

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     Consummation of the Merger is subject to certain conditions, including, among others, (a) approval of the Merger Agreement by the Company’s stockholders, (b) absence of any law or order prohibiting the consummation of the Merger, (c) expiration or termination of any applicable waiting periods under the Hart—Scott—Rodino Antitrust Improvements Act of 1976, (d) each party’s respective representations and warranties in the Merger Agreement being true and correct, subject to specified materiality standards contained in the Merger Agreement and (e) material compliance by each party with its respective covenants.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs.
     Capital Expenditures
     Capital expenditures (net of proceeds from the sale of equipment) for the three months ending September 30, 2007 were approximately $19.2 million. Capital expenditures (net of proceeds from the sale of equipment) for the six months ending September 30, 2007 were approximately $36.8 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the three and six months ending September 30, 2007 include approximately $0.2 million and $0.8 million, respectively, attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

COINMACH SERVICE CORP. AND SUBSIDIARIES
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2007	2006	Change	2007	2006	Change
Route	$17.3	$15.7	$1.6	$33.5	$31.6	$0.9
Rental	1.7	1.2	0.5	2.5	1.7	0.8
Distribution	—	—	—	—	—	—
Corporate	0.2	1.0	(0.8)	0.8	2.2	(1.4)

	$19.2	$17.9	$1.3	$36.8	$35.5	$1.3

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of September 30, 2007:

	Payments Due in Fiscal Year
	Total	2008	2009	2010	2011	2012	After
Long-Term Debt Obligations	$648.3	$1.2	$3.2	$5.8	$5.8	$5.7	$626.6
Interest on Long-Term Debt (1)	388.3	28.0	55.9	55.5	55.1	54.6	139.2
Capital Lease Obligations (2)	8.9	2.0	3.2	2.0	1.3	0.4	—
Operating Lease Obligations	34.0	4.4	7.6	6.5	4.7	3.3	7.5

	$1,079.5	$35.6	$69.9	$69.8	$66.9	$64.0	$773.3

(1)	As of September 30, 2007, $566.0 million of our long-term debt outstanding under the Senior Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of approximately 8.0625% based on the Eurodollar rate in effect at September 30, 2007. In addition, approximately $82.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In connection with the Senior Credit Facility, Coinmach is a party to two separate interest rate swap agreements totaling $230.0 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed interest rate of approximately 7.40%, thereby reducing the impact of interest rate changes on future interest expense.

(2)	Includes both principal and interest.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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
     The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditure requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments on our consolidated indebtedness, existing contractual obligations, our anticipated dividend payments on our capital stock and subject to the factors described below, we estimate that over the next twelve months, without taking into account the transactions contemplated by the Merger Agreement, our cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Credit Facility, will be sufficient to fund our operating needs, to service our outstanding consolidated indebtedness, and to pay dividends anticipated to be declared by our board of directors.
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
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

COINMACH SERVICE CORP. AND SUBSIDIARIES
cause our future performance and actual results of operations to vary significantly from those contemplated by the statements expressed in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of September 30, 2007, we had approximately $336.0 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $6.7 million, assuming the total amount of variable interest rate debt outstanding was $336.0 million, the balance as of September 30, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

COINMACH SERVICE CORP. AND SUBSIDIARIES
Changes in Internal Control over Financial Reporting
     Additionally, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2007	COINMACH SERVICE CORP.
	By:	/s/ Robert M. Doyle
		Name:	Robert M. Doyle
		Title:	Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

COINMACH SERVICE CORP. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Furnished herewith